Form 10-Q
period 2013-06-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2013-09-06
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission file number 001-36050

Stock Building Supply Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-4687975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8020 Arco Corporate Drive, Suite 400 Raleigh, North Carolina	27617
(Address of principal executive offices)	(Zip Code)

(919) 431-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at September 5, 2013 was 26,107,231 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
		as restated
(in thousands of dollars)		(Note 2)
Assets
Current assets
Cash and cash equivalents	$9,057	$2,691
Restricted assets	2,122	3,821
Accounts receivable, net	121,653	90,297
Inventories, net	101,506	73,918
Costs in excess of billings on uncompleted contracts	7,080	5,176
Assets held for sale	3,385	6,198
Prepaid expenses and other current assets	8,644	8,682
Deferred income taxes	5,292	3,562
Total Current Assets	258,739	194,345
Property and equipment, net of accumulated depreciation	53,594	55,076
Intangible assets, net of accumulated amortization	25,916	25,865
Goodwill	7,186	6,511
Restricted assets	2,217	2,202
Other assets	2,298	2,013
Total assets	$349,950	$286,012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$89,118	$74,231
Accrued expenses and other liabilities	29,380	25,277
Revolving line of credit	—	72,218
Income taxes payable	4,492	2,939
Current portion of restructuring reserve	1,550	1,513
Current portion of capital lease obligation	1,436	1,329
Billings in excess of costs on uncompleted contracts	1,757	1,239
Total current liabilities	127,733	178,746
Revolving line of credit	117,699	—
Deferred income taxes	16,124	16,983
Other long-term liabilities	14,167	14,642
Total liabilities	275,723	210,371
Commitments and contingencies (Note 11)
Redeemable Class A Junior Preferred stock, $.01 par value, 10,000 shares authorized and issued, 5,100 shares outstanding at June 30, 2013 and December 31, 2012	—	—
Redeemable Class B Senior Preferred stock, $.01 par value, 500,000 shares authorized, 75,000 shares issued, 37,467 and 36,388 shares outstanding at June 30, 2013 and December 31, 2012, respectively	37,950	36,477
Convertible Class C Preferred stock, $.01 par value, 5,000 shares authorized and issued, 5,000 shares outstanding at June 30, 2013 and December 31, 2012	5,000	5,000
Stockholders' equity
Class A common stock, $.01 par value, 22,725,500 shares authorized and issued, 11,590,005 shares outstanding at June 30, 2013 and December 31, 2012	116	116
Class B common stock, $.01 par value, 3,246,500 shares authorized, 2,870,712 shares issued and outstanding at June 30, 2013 and December 31, 2012	29	29
Additional paid-in capital	45,726	46,534
Retained deficit	(14,594)	(12,515)
Total stockholders' equity	31,277	34,164
Total liabilities and stockholders' equity	$349,950	$286,012

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars, except share and per share amounts)	2013	2012	2013	2012
Net sales	$314,653	$246,492	$563,379	$434,431
Cost of goods sold	243,143	191,438	438,079	335,946
Gross profit	71,510	55,054	125,300	98,485
Selling, general and administrative expenses	65,411	54,771	122,213	107,605
Depreciation expense	1,621	2,032	3,260	4,099
Amortization expense	562	364	1,109	729
Restructuring expense	39	(23)	99	21
	67,633	57,144	126,681	112,454
Income (loss) from operations	3,877	(2,090)	(1,381)	(13,969)
Other income (expenses)
Interest expense	(1,233)	(1,085)	(2,258)	(2,048)
Other income (expense), net	206	(227)	396	(101)
Income (loss) from continuing operations before income taxes	2,850	(3,402)	(3,243)	(16,118)
Income tax benefit (expense)	(966)	1,293	913	5,556
Income (loss) from continuing operations	1,884	(2,109)	(2,330)	(10,562)
Income (loss) from discontinued operations, net of tax benefit (provision) of ($74), $64, ($183) and $143, respectively	94	(128)	251	(241)
Net income (loss)	1,978	(2,237)	(2,079)	(10,803)
Redeemable Class B Senior Preferred stock deemed dividend	(744)	(1,122)	(1,473)	(2,222)
Accretion of beneficial conversion feature on Convertible Class C Preferred stock	—	—	—	(5,000)
Income (loss) available to common stockholders	$1,234	$(3,359)	$(3,552)	$(18,025)
Weighted average common shares outstanding
Basic	13,750,400	13,178,143	13,637,462	12,937,474
Diluted	18,887,677	13,178,143	13,637,462	12,937,474
Basic and diluted income (loss) per share
Income (loss) from continuing operations	$0.06	$(0.24)	$(0.28)	$(1.37)
Income (loss) from discontinued operations	0.01	(0.01)	0.02	(0.02)
Net income (loss) per share	$0.07	$(0.25)	$(0.26)	$(1.39)

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands of dollars)	2013	2012
Cash flows from operating activities
Net loss	$(2,079)	$(10,803)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,920	5,421
Amortization of intangible assets	1,109	729
Amortization of debt issuance costs	323	457
Change in deferred income taxes	(2,589)	(1,362)
Noncash stock compensation expense	264	680
Gain on sale of property, equipment and real estate held for sale	(11)	(443)
Bad debt expense	795	1,204
Change in assets and liabilities
Accounts receivable	(31,095)	(33,437)
Inventories, net	(27,061)	(24,240)
Accounts payable	15,448	30,685
Other current assets and liabilities	1,842	11,890
Other long-term liabilities	(548)	(26)
Net cash used in operating activities	(38,682)	(19,245)
Cash flows from investing activities
Restricted assets	1,684	3,821
Purchase of business	(2,373)	—
Proceeds from sale of property, equipment and real estate held for sale	2,539	795
Purchases of property and equipment	(1,335)	(1,702)
Net cash provided by investing activities	515	2,914
Cash flows from financing activities
Proceeds from revolving line of credit	618,455	475,005
Repayments of proceeds from revolving line of credit	(572,974)	(454,492)
Other financing activities	(948)	(1,067)
Net cash provided by financing activities	44,533	19,446
Net increase in cash and cash equivalents	6,366	3,115
Cash and cash equivalents
Beginning of period	2,691	4,957
End of period	$9,057	$8,072

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are presented in thousands except share and per share amounts.)
1.    Organization
Stock Building Supply Holdings, Inc., formerly known as Saturn Acquisition Holdings, LLC (“Saturn”), was organized as a limited liability company on April 16, 2009, under the laws of the State of Delaware and had no principal operations prior to the acquisition of Stock Building Supply Holdings, LLC and Subsidiaries (“SBS”) on May 5, 2009 (“Acquisition Date”). Prior to May 5, 2009, SBS was an indirect wholly-owned subsidiary of Wolseley plc (“Wolseley”). On May 5, 2009, Wolseley entered into a transaction with Gores Building Holdings, LLC (“Gores”), whereby Gores contributed $1 for a 51% voting interest in Saturn and Wolseley transferred 100% of the membership interest in SBS to Saturn in exchange for $1 and a 49% voting interest in Saturn pursuant to the terms of the Restructuring and Investment Agreement dated May 5, 2009.
On November 16, 2011, Saturn purchased all of Wolseley’s stockholder interests, which included 11,135,495 Class A Voting Common shares and 4,900 Class A Junior Preferred shares, for cash consideration of $25,000. The purchase was financed by $15,000 in borrowings under the revolving line of credit, $5,000 of cash and $5,000 of cash contributed by Gores (Note 12).
Stock Building Supply Holdings, Inc. and Subsidiaries (the “Company,” “we,” “us,” “our,” and “management”) distributes lumber and building materials to new construction and repair and remodel contractors. Additionally, we provide solution-based services to our customers, including design, production specification, and installation management services.
On May 2, 2013, the Company filed a Certificate of Conversion with the Secretary of State of the State of Delaware to effect a conversion from a Delaware limited liability company to a Delaware corporation and change the name of the Company to Stock Building Supply Holdings, Inc. In connection with the conversion to a corporation, each one share of Class A common stock, Class B common stock, Class A Junior Preferred stock and Class C Preferred stock converted into one share of the same class of the converted entity. Each share of Class B Senior Preferred stock converted into 1.02966258 shares of the same class of the converted entity (with the additional shares representing the accumulated dividends thereon to the date of the conversion).
On August 14, 2013, the Company completed its initial public offering ("IPO") (Note 16).
Due to the seasonal nature of our industry, sales are usually lower in the first and fourth quarters than in the second and third quarters.
2.    Restatement of previously issued consolidated financial statements
In connection with the IPO, the Company restated its previously issued consolidated financial statements and related footnotes as of December 31, 2012 as set forth in these consolidated financial statements. The Company updated the methodology utilized in the January 1, 2012 valuation of its Class A and Class B Common stock, as well as placed additional weighting on value indicated by the purchase by the Company of Wolseley’s stockholder interests in November 2011 (Note 1). The updated valuation of the Company’s Class A and Class B Common stock resulted in the following: (i) correction of compensation expense related to a modification of the exercise price of the Company’s outstanding stock options, the issuance of new stock options and the purchase by management of shares of Class B Common stock in 2012 and (ii) recognition of a beneficial conversion feature (“BCF”) for the Convertible Class C Preferred stock.
The Company recorded additional compensation expense related to the modification of the exercise price of outstanding stock options, the issuance of new options and the purchase of shares of Class B Common stock by management. The Company determined that the increase in the estimated fair value of the Class B Common stock increased the Company’s total compensation expense recognized as a result of these transactions. Accordingly, in the restated consolidated financial statements as of December 31, 2012, the Company decreased income tax payable by $177 and increased additional paid-in capital by $506.
3.    Basis of Presentation
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s most recent audited annual financial statements. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Comprehensive income (loss)
Comprehensive income (loss) is equal to the net income (loss) for all periods presented.
Recently issued accounting pronouncements
There were no new accounting pronouncements or changes to existing guidance that have significant impact on the Company.
4.    Acquisitions
For all acquisitions, the Company allocates the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The market approach, which indicates value based on available market pricing for comparable assets, is utilized to estimate the fair value of inventory, property and equipment. The income approach, which indicates value based on the present value of future cash flows, is primarily used to value intangible assets. The cost approach, which estimates values by determining the current cost of replacing an asset with another of equivalent utility, is used, as appropriate, for certain assets for which the market and income approaches could not be applied due to the nature of the asset.
Chesapeake Structural Systems
On April 8, 2013, Commonwealth Acquisition Holdings, LLC, a wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) for an adjusted purchase price of $2,623. This amount includes an initial holdback amount of $250 due to the sellers on April 8, 2014. The holdback amount may be reduced under certain circumstances, including the Company’s inability to collect upon acquired accounts receivable. The acquisition provides the Company with component manufacturing capability to serve customers in the Central and Northern Virginia markets. The Company incurred transaction costs of $147 and $151 during the three months and six months ended June 30, 2013, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations. Net sales of Chesapeake for the period from April 8, 2013 through June 30, 2013 were $2,420. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.
Intangible assets of $1,160 acquired from Chesapeake consist of customer relationships and have an amortization period of 13 years.
Goodwill of $675 arising from the acquisition consists of expected synergies and cost savings from excess purchase price over identifiable intangible net assets, as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. All of the goodwill from this transaction is expected to be deductible for income tax purposes.
5.    Discontinued operations
During 2012, the Company ceased operations in certain geographic markets due to declines in residential home building throughout the U.S. and other strategic reasons. The Company will have no further significant continuing involvement in the sold operations and exited geographic markets. The cessation of operations in these markets has been treated as discontinued operations as the markets had distinguishable cash flows and operations that have been eliminated from ongoing operations.

The operating results of the discontinued operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$—	$311	$—	$584
Restructuring charges	(9)	1	(18)	39
Gain (loss) before income taxes	168	(192)	434	(384)
Income tax benefit (expense)	(74)	64	(183)	143
Net income (loss)	94	(128)	251	(241)
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Inventories, net	$—	$20
Real estate held for sale	700	700
Prepaid expenses and other current assets	34	35
Current assets of discontinued operations	734	755
Property and equipment, net of accumulated depreciation	—	28
Noncurrent assets of discontinued operations	—	28
Accounts payable	2	2
Accrued expenses and other liabilities	129	167
Restructuring reserve	285	277
Current liabilities of discontinued operations	416	446
Long-term restructuring reserve	239	384
Other long-term liabilities	—	4
Noncurrent liabilities of discontinued operations	$239	$388
6.    Restructuring costs
In addition to discontinuing operations in certain markets, the Company has instituted store closures and reductions in headcount in continuing markets (the “Restructurings”) in an effort to: (i) strengthen the Company’s competitive position; (ii) reduce costs; and (iii) improve operating margins within existing markets that management believes have favorable long-term growth demographics.
No additional costs, other than interest accretion, are expected to be incurred related to the Restructurings.

The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of June 30, 2013 and 2012:

	Work force reductions	Store closures	Total
Restructuring reserves, December 31, 2012	$353	$4,772	$5,125
Restructuring charges incurred	—	117	117
Cash payments	(75)	(797)	(872)
Restructuring reserves, June 30, 2013	$278	$4,092	$4,370

	Work force reductions	Store closures	Total
Restructuring reserves, December 31, 2011	$65	$3,935	$4,000
Restructuring gain recognized	—	(18)	(18)
Cash payments	(65)	(900)	(965)
Restructuring reserves, June 30, 2012	$—	$3,017	$3,017
The remaining accrual for work force reduction of $278 is expected to be fully paid by December 2014. The remaining accrual for store closures of $4,092 is expected to be fully paid by January 2017 as the related leases expire.
The restructuring reserve at June 30, 2013 consists of a current portion of $1,550 and a long-term portion of $2,820, which is included in other long-term liabilities on the consolidated balance sheets.
7.    Goodwill
The following table shows changes in goodwill for the six months ended June 30, 2013. The goodwill recognized related to the acquisition of Chesapeake is recorded in the geographic divisions reportable segment (Note 14):

December 31, 2012	$6,511
Acquisition of Chesapeake (Note 4)	675
June 30, 2013	$7,186
8.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance (“WFCF”), which includes a revolving line of credit (the “Revolver”). The Revolver was amended during 2012 and 2013 for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver:

Maturity	December 31, 2016
Interest/Usage Rate
Company’s option of Base Rate(a) plus a Base Rate Margin (ranges from 0.50%–1.00% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (ranges from 1.50%–2.00% based on Revolver availability)

Maximum Availability	Lesser of $150,000 or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base Rate is the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate.

(b)
The Revolver’s borrowing base is calculated as the sum of (i) 85% of the Company’s eligible accounts receivable plus (ii) the lesser of 90% of the eligible credit card receivables and $5,000, plus (iii) the lesser of $125,000, 65% of the eligible inventory or 85% of the net liquidation value of eligible inventory as defined in the Credit Agreement minus

(iv) reserves from time to time set by the administrative agent. The eligible accounts receivable and inventories are further adjusted as specified in the agreement. The Company’s borrowing base can also be increased pursuant to certain terms outlined in the Credit Agreement.
The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.375% if the average daily usage is $75,000 or below, and 0.25% if the average daily usage is above $75,000. The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio is only applicable if adjusted liquidity is less than $15,000, and remains in effect until the date on which adjusted liquidity has been greater than or equal to $15,000 for a period of 30 consecutive days. Adjusted liquidity is defined as the sum of (i) availability under the Revolver, (ii) qualified cash and (iii) for all periods from June 13, 2013 through the earlier of the date of consummation of a qualified initial public offering by the Company and August 31, 2013, up to $15,000 of suppressed availability. Suppressed availability means, as of any date of determination, the difference between the amount of the borrowing base as of such date and the Revolver usage as of such date, provided that if the result is a negative number, then suppressed availability shall be $0. The Company has incurred operating losses and has used cash for operating activities for the six months ended June 30, 2013 and 2012. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the covenants to become applicable during the year ended December 31, 2013.
The Company had outstanding borrowings of $117,699 and $72,218 with net availability of $22,301 and $31,344 as of June 30, 2013 and December 31, 2012, respectively. The interest rate on outstanding LIBOR Rate borrowings of $111,000 was 2.3% and the interest rate on outstanding Base Rate borrowings of $6,699 was 4.25% as of June 30, 2013. The interest rate on outstanding LIBOR Rate borrowings of $65,000 ranged from 3.1%-3.3% and the interest rate on outstanding Base Rate borrowings of $7,218 was 5.0% as of December 31, 2012. The Company had $10,000 and $7,550 in letters of credit outstanding under the Credit Agreement as of June 30, 2013 and December 31, 2012, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at June 30, 2013 and December 31, 2012 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
The Revolver was reclassified to a long-term liability as of June 30, 2013 as the Company was no longer required to maintain a lockbox sweep arrangement with Wells Fargo Capital Finance, due to net availability exceeding a minimum threshold defined in the Credit Agreement.
9.    Related party transactions
On February 22, 2010, the Company entered into a Software, Services, License and Maintenance Services Agreement with United Road Services Inc. and its subsidiary Vehix Transvision, LLC (collectively “URS”) for the development, implementation, maintenance and support of customized software related to our Stock Logistics Solutions capability. The agreement with URS was subsequently amended and restated on March 3, 2013 to update certain services and deliverables. When we entered into the original agreement in 2010, URS was also owned by Gores as one of its portfolio companies. Gores divested its ownership interest in URS on December 14, 2012 and URS is no longer under common ownership with the Company. Accordingly, the Company does not consider URS a related party subsequent to December 14, 2012. The Company paid URS $188 and $384 during the three and six months ended June 30, 2012, respectively.
The Company incurs expenses related to management services provided by Gores and Glendon Saturn Holdings, LLC (“Glendon”), an affiliate of Gores. For the three months ended June 30, 2013 and 2012 and six months ended June 30, 2013 and 2012, these expenses were $560, $362, $966 and $767, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company had accrued expenses of $310 and $119, respectively, related to these management services. These payables are included in accrued expenses and other liabilities on the consolidated balance sheets. The management services agreement with Gores was terminated on August 14, 2013 in connection with the IPO (Note 16).
As of December 31, 2012, the Company had related party promissory note balances of $401, which represented advances, and accrued interest thereon, due from Glendon and other shareholders of the Company. These notes were repaid in full during the three months ended June 30, 2013.
On July 1, 2012, the Company made a $531 loan to an executive of the Company related to an exercise of stock options. This loan was forgiven by the Company on June 14, 2013 (Note 13).

Prior to July 1, 2013, the Company was part of a group health care plan with Gores. As of June 30, 2013 and December 31, 2012, the Company had $1,158 and $750, respectively, on deposit with Gores as a reserve for the payment of run-off health care claims in the event of a Plan termination, which is included in restricted assets on the consolidated balance sheets. As of July 1, 2013, the Company is no longer part of the group health care plan with Gores and maintains an independent health care plan.
10.    Income taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognized valuation allowances of $1,961 and $1,946 against its deferred tax assets related to certain tax jurisdictions as of June 30, 2013 and December 31, 2012, respectively.
During the three and six months ended June 30, 2013, the Company recorded additional valuation allowances of $9 and $15 against deferred tax assets related to our continuing operations. During the three and six months ended June 30, 2012, the Company released valuation allowances of $59 and recorded additional valuation allowances of $370, respectively, against deferred tax assets related to our continuing operations. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed. As of June 30, 2013, the Company is no longer able to carry back our tax net operating losses; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.
For the three and six months ended June 30, 2013, the Company’s effective income tax rate including discontinuing operations and other discrete items was 34.5% and 26.0%, respectively, which varied from the federal statutory rate of 35% primarily due to the capitalization of certain costs. For the three and six months ended June 30, 2012, the Company’s effective income tax rate including discontinuing operations and other discrete items was 37.8% and 34.5%, respectively, which varied from the federal statutory rate of 35% primarily due to state income tax expense and valuation allowance.
The effective income tax rate on continuing operations for the three months ended June 30, 2013 was 33.9% compared to an effective income tax rate on continuing operations of 38.0% for the three months ended June 30, 2012. The effective income tax rate on continuing operations for the six months ended June 30, 2013 was 28.2% compared to an effective income tax rate on continuing operations of 34.5% for the six months ended June 30, 2012. The decrease in the tax rates for the comparative three month period and six month period are primarily due to the domestic manufacturing deduction tax benefit which was not available in the prior year due to the Company’s tax operating loss position, changes to the valuation allowance against the Company’s deferred tax assets, and the capitalization of certain costs.
The Company has no material uncertain tax positions as of June 30, 2013 and December 31, 2012.
11.    Commitments and contingencies
From time to time, various claims and litigation are asserted or commenced against the Company principally arising from tort, contractual matters, product distribution and installation and personnel and employment disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
12.    Equity and redeemable securities
Common Stock
The Company has authorized 22,725,500 Class A Voting Common shares and 3,246,500 Class B Non-Voting Common shares with a par value of $0.01 per share. Upon the closing of the IPO, all outstanding shares of Class A Voting Common stock and Class B Non-Voting Common stock were reclassified and converted into an equal number of shares of a single class of common stock (Note 16).

Preferred Stock
Class A Junior Preferred Stock
On May 5, 2009, the Company authorized 10,000 Class A Junior Preferred shares available for issuance with a par value of $0.01 per share. At June 30, 2013 and December 31, 2012, the number of Class A Junior Preferred shares issued and outstanding was 5,100. These preferred shares, held by Gores, are redeemable by the Company at any time after July 31, 2012 for the liquidation preference of $1.00 per share, but have no voting or participation rights other than in the event of a liquidation.
In the event of an involuntary liquidation, these shares are entitled to the liquidation preference which is to be paid out after Class B Senior Preferred shares and Class C Convertible Preferred shares but before all common shares. Further, these preferred shares have no conversion features into common shares and are recorded as redeemable securities (outside of permanent equity) on the accompanying consolidated balance sheets.
Upon the closing of the IPO, these shares were reclassified and converted into 365 shares of the Company's common stock (Note 16).
Class B Senior Preferred Stock
On June 30, 2009, the Company authorized 500,000 Class B Senior Preferred shares available for issuance with a par value of $0.01 per share. At June 30, 2013 and December 31, 2012, the number of Class B Senior Preferred shares issued and outstanding was 37,467 and 36,388. These preferred shares, held by Gores, are redeemable at any time after May 5, 2011 by the Company for the liquidation preference of $1,000 per share plus accumulated and unpaid dividends.
These shares have no voting or participating rights, but are eligible to receive cumulative preferential distributions of 8% annually when authorized by the board. Dividends earned, but not declared or paid by the Class B Preferred shares as of June 30, 2013 and December 31, 2012 were $483 and $89, respectively. In the event of an involuntary liquidation, these shares are entitled to the liquidation preference which is to be paid out before all other Preferred and Common shares. These shares are also mandatorily redeemable at the liquidation preference upon an initial public offering. These preferred shares have no conversion features into common shares and are recorded as redeemable securities (outside of permanent equity) on the accompanying consolidated balance sheets.
Upon the closing of the IPO, these shares were reclassified and converted into 2,736,637 shares of the Company's common stock (Note 16).
Class C Convertible Preferred Stock
On January 26, 2012, the Company authorized 5,000 Class C Convertible Preferred shares available for issuance with a par value of $0.01 per share. At June 30, 2013 and December 31, 2012, the number of Class C Convertible Preferred shares issued and outstanding was 5,000. These preferred shares, held by Gores, have the same voting rights as the Class A Voting Common shares. The shares are entitled to receive distributions equal to the amount of distributions as if the shares have been converted into Class A Voting Common shares. In the event of an involuntary liquidation, these shares are entitled to the liquidation which is to be paid out after Class B Preferred shares but before all other Preferred and Common shares. These shares also provide the holder with the option to convert into 4,454,889 Class A Voting Common shares at any time at a conversion price of $1.122. The Class C Convertible Preferred shares are recorded as redeemable securities (outside of permanent equity) on the accompanying consolidated balance sheets. As the conversion rate was less than the deemed fair value of the Class A Common shares of $2.25, the Class C Convertible Preferred shares contained a BCF as described in ASC 470. The difference in the stated conversion price and estimated fair value of the Class A Common shares of $5,000 was accounted for as a BCF. As the option to convert the shares belonged to the holder, the BCF was recognized during the six months ended June 30, 2012 as a deemed dividend, which increased the Company’s net loss attributable to common stockholders by $5,000 as well as the Company’s net loss per share by $0.39.
Upon the closing of the IPO, these shares were reclassified and converted into 4,454,889 shares of the Company's common stock (Note 16).

The following table shows the changes in preferred stock:

	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2011	5,100	$—	48,760	$54,997	—	$—
Issuance of Convertible Class C Preferred stock	—	—	—	—	5,000	5,000
Recognition of beneficial conversion feature on Convertible Class C Preferred stock	—	—	—	—	—	(5,000)
Deemed dividend on Convertible Class C Preferred stock	—	—	—	—	—	5,000
Dividends accrued on Class B Preferred stock	—	—	—	4,480	—	—
Redemption of Class B Preferred stock	—	—	(12,372)	(12,372)	—	—
Dividends paid on Class B Preferred stock	—	—	—	(10,628)	—	—
December 31, 2012	5,100	—	36,388	36,477	5,000	5,000
Conversion of Saturn Acquisition Holdings, LLC preferred stock to Stock Building Supply Holdings, Inc. preferred stock (Note 1)	—	—	1,079	—	—	—
Dividends accrued on Class B preferred stock	—	—	—	1,473	—	—
June 30, 2013	5,100	$—	37,467	$37,950	5,000	$5,000

13.    Equity based compensation
The following table highlights the expense related to share-based payments for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Nonvested stock	$54	$54	$136	$108
Stock options	64	83	128	230
Stock purchases	—	215	—	342
Stock based compensation	$118	$352	$264	$680

The following is a summary of nonvested stock awards and stock option awards:

	Nonvested Stock		Stock Options
	Number of shares outstanding	Weighted average grant date fair value	Number of options outstanding	Weighted average exercise price
December 31, 2012	396,073	$1.06	772,851	$0.97
Granted	546,244	17.00	—	—
Vested/exercised	(366,854)	0.93	(546,244)	0.97
June 30, 2013	575,463	$16.27	226,607	$0.97
As described in Note 9, the Company forgave a $531 loan to an executive of the Company on June 14, 2013 related to an exercise of 546,244 stock options. Prior to the date of the loan forgiveness, the options were legally exercised, but not considered exercised for accounting purposes. As of the date of the loan forgiveness, the options were considered exercised for accounting purposes. The exercised shares retained their original vesting requirements, and as such, are presented as both an exercise of stock options and a grant of nonvested stock in the table above. The transaction was accounted for as a modification.

Incremental compensation expense related to the modification of $508 will be recognized over the remaining vesting period of the shares.
14.    Segments
ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Our operating segments consist of the East, South, and West geographic divisions along with Coleman Flooring. Due to the similar economic characteristics, nature of products, distribution methods, and customers, we have aggregated our East, South and West operating segments into one reportable segment.
In addition to our reportable segment, the Company's consolidated results include "Other", which is comprised of Coleman Flooring, which offers professional flooring installation services, and "Other reconciling items," which is comprised of our corporate activities.
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				June 30, 2013
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$302,666	$69,085	$2,925	$14,788	$320,500
Other	11,987	2,425	33	397	8,309
Other reconciling items	—	—	109	(6,159)	21,141
	$314,653	$71,510	$3,067		$349,950

	Three Months Ended June 30, 2012				June 30, 2012
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$237,212	$52,929	$2,583	$7,669	$272,865
Other	9,280	2,125	32	494	5,630
Other reconciling items	—	—	416	(5,851)	19,804
	$246,492	$55,054	$3,031		$298,299

	Six Months Ended June 30, 2013
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$541,183	$120,618	$5,548	$19,372
Other	22,196	4,682	65	824
Other reconciling items	—	—	413	(12,391)
	$563,379	$125,300	$6,026

	Six Months Ended June 30, 2012
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$418,020	$94,872	$5,148	$6,668
Other	16,411	3,613	65	373
Other reconciling items	—	—	848	(12,386)
	$434,431	$98,485	$6,061

Reconciliation to consolidated financial statements:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss), as reported	$1,978	$(2,237)	$(2,079)	$(10,803)
Interest expense	1,233	1,085	2,258	2,048
Income tax benefit	966	(1,293)	(913)	(5,556)
Depreciation and amortization	3,067	3,031	6,026	6,061
Discontinued operations, net of taxes	(94)	128	(251)	241
Restructuring expense	39	(23)	99	21
Management fees	560	362	966	767
Non-cash stock compensation expense	118	352	264	680
Acquisition costs	154	—	257	46
Severance and other expense related to store closures and business optimization	319	560	492	803
Reduction of tax indemnification asset	—	347	—	347
Non-capitalizable expense associated with the initial public offering	686	—	686	—
Adjusted EBITDA of other operating segment	(397)	(494)	(824)	(373)
Adjusted EBITDA of other reconciling items	6,159	5,851	12,391	12,386
Adjusted EBITDA of geographic divisions reportable segment	$14,788	$7,669	$19,372	$6,668

15.    Income (loss) per common share
Basic net income (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options and nonvested stock awards are considered to be common stock equivalents. Convertible Class C Preferred shares are considered to be participating securities. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company.

The basic and diluted EPS calculations for the three months and six months ended June 30, 2013 and 2012 are presented below:

Basic EPS	Three months ended June 30,
	2013	2012
Income (loss) from continuing operations	$1,884	$(2,109)
Redeemable Class B Senior Preferred stock deemed dividend	(744)	(1,122)
Income from continuing operations allocated to participating securities	(279)	—
Income (loss) available to common stockholders, from continuing operations	861	(3,231)
Income (loss) from discontinued operations, net of tax	94	(128)
Income from discontinued operations allocated to participating securities	(23)	—
Income (loss) available to common stockholders, from discontinued operations	71	(128)
Income (loss) available to common stockholders	$932	$(3,359)

Weighted average outstanding shares of common stock	13,750,400	13,178,143
Basic EPS
Income (loss) from continuing operations	$0.06	$(0.24)
Income (loss) from discontinued operations	0.01	(0.01)
Basic EPS	$0.07	$(0.25)

Diluted EPS	Three months ended June 30,
	2013	2012
Income (loss) from continuing operations	$1,884	$(2,109)
Redeemable Class B Senior Preferred stock deemed dividend	(744)	(1,122)
Income (loss) available to common stockholders, from continuing operations	1,140	(3,231)
Income (loss) from discontinued operations, net of tax	94	(128)
Income (loss) available to common stockholders	$1,234	$(3,359)

Weighted average outstanding shares of common stock	13,750,400	13,178,143
Redeemable Class C Convertible Preferred stock	4,454,889	—
Nonvested shares	565,241	—
Options to purchase common stock	117,147	—
Weighted average shares and dilutive shares	18,887,677	13,178,143
Diluted EPS
Income (loss) from continuing operations	$0.06	$(0.24)
Income (loss) from discontinued operations	0.01	(0.01)
Diluted EPS	$0.07	$(0.25)

Basic and diluted EPS	Six months ended June 30,
	2013	2012
Loss from continuing operations	$(2,330)	$(10,562)
Redeemable Class B Senior Preferred stock deemed dividend	(1,473)	(2,222)
Convertible Class C Preferred stock dividends	—	(5,000)
Loss available to common stockholders, from continuing operations	(3,803)	(17,784)
Income (loss) from discontinued operations, net of tax	251	(241)
Loss available to common stockholders	$(3,552)	$(18,025)

Weighted average outstanding shares of common stock	13,637,462	12,937,474
Basic and diluted EPS
Loss from continuing operations	$(0.28)	$(1.37)
Income (loss) from discontinued operations	0.02	(0.02)
Basic and diluted EPS	$(0.26)	$(1.39)
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock option awards	—	1,006,936	575,463	1,006,936
Nonvested stock awards	—	454,510	226,607	454,510
Convertible Class C Preferred Stock (as converted basis)	—	4,454,889	4,454,889	4,454,889

16.    Subsequent events
On July 29, 2013, the Company filed an amendment to its Certificate of Incorporation effecting a 25.972-for-1 stock split of the Company’s common stock. The consolidated financial statements give retroactive effect to the stock split.
On August 14, 2013, the Company completed its IPO of 7,000,000 shares of common stock at a price of $14.00 per share. A total of 4,411,765 shares were offered by the Company and a total of 2,588,235 shares were sold by Gores and other selling stockholders of the Company. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 1,050,000 shares of common stock from certain selling stockholders. As a result, the total IPO size was 8,050,000 shares. The Company received net proceeds of $55,191 after deducting underwriting discounts of $4,324 and other estimated offering expenses of approximately $2,250. Of this amount, $46,191 was used to pay down outstanding balances under the Revolver and $9,000 was paid to Gores to terminate our management services agreement with Gores. Upon the closing of the IPO, all outstanding shares of the Company’s Class A Voting Common stock and Class B Non-Voting common stock were reclassified and converted into an equal number of shares of a single class of common stock, all outstanding options to purchase Class B Non-Voting common stock held by certain members of management were reclassified and converted into options to purchase an equal number of shares of common stock and all outstanding Redeemable Class A Junior Preferred stock, Redeemable Class B Senior Preferred stock and Convertible Class C Preferred stock were reclassified and converted into an aggregate of 7,191,891 shares of the Company’s common stock.
Upon the consummation of the IPO and the filing of its Amended and Restated Certificate of Incorporation on August 14, 2013, the Company’s classes of stockholders’ equity consisted of (i) preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares issued or outstanding, and (ii) common stock, $0.01 par value, 300,000,000 shares authorized and 26,107,231 shares issued and outstanding, inclusive of 42,858 shares of nonvested stock issued upon consummation of the IPO, as discussed below.

Upon the consummation of the IPO, the Company issued options to purchase 466,356 shares of common stock to certain employees and officers of the Company. The exercise price of these stock options is $14.00 per share. 373,854 options will vest 1/3 each on the first, second and third anniversary of the grant and 92,502 options will vest 1/3 each on the second, third and fourth anniversary of the grant. Total unrecognized compensation expense related to these non-vested options is approximately $3,254.
Upon the consummation of the IPO, the Company issued 42,858 shares of nonvested stock to certain officers of the Company. 19,048 shares will vest 1/3 each on the first, second and third anniversary of the grant and 23,810 shares will vest 1/3 each on the second, third and fourth anniversary of the grant. Total unrecognized compensation expense related to these non-vested shares is approximately $600.
Upon the consummation of the IPO, the Company issued 10,000 restricted stock units to two directors of the Company. These units vest 50% on the first anniversary of the grant and 50% on the second anniversary of the grant. Total unrecognized compensation expense related to these non-vested units is approximately $140.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion and analysis in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 9, 2013 (the “Prospectus”). This discussion and analysis covers periods prior to our initial public offering and related transactions. As a result, the discussion and analysis of historical periods does not reflect the impact that the offering, such conversion and other related transactions will have on us. Our historical results may not be indicative of our future performance. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”
Overview
We are a large, diversified lumber and building materials (“LBM”) distributor and solutions provider that sells to construction and repair and remodel contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods and structural components, including engineered wood, trusses and wall panels, millwork, doors, flooring, windows & other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors, and we believe we are among the top three LBM suppliers for residential construction in 80% of the geographic markets in which we operate, based on net sales. We offer over 39,000 products sourced through our strategic network of suppliers, which together with our various solution-based services represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.
We have operations in 13 states that accounted for approximately 48% of 2012 U.S. single-family housing permits according to the U.S. Census Bureau. We operate in 20 metropolitan areas in these 13 states that we believe have an attractive potential for economic growth based on population trends, increasing business activity and above-average employment growth.
Restatement of previously issued consolidated financial statements
In connection with the IPO, we restated our previously issued consolidated financial statements and related footnotes as of December 31, 2012. For additional information regarding this restatement, see note (2) to our unaudited financial statements included in this Quarterly Report on Form 10-Q. We restated our consolidated financial statements to account for a beneficial conversion feature for our Convertible Class C Preferred stock and related dividends for the year ended December 31, 2012. The Company recorded additional compensation expense related to the modification of the exercise price of outstanding stock options, the issuance of new options and the purchase of shares of Class B common stock by management. The Company determined that the increase in the estimated fair value of the Class B Common stock increased the Company’s total compensation expense recognized as a result of these transactions. Accordingly, in the restated consolidated financial statements as of December 31, 2012, the Company decreased income tax payable by $177 and increased additional paid-in capital by $506. All data included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of December 31, 2012 are derived from our restated consolidated financial statements as of that date.
Factors affecting our operating results
Our operating results and financial performance are influenced by a variety of factors, including conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are briefly discussed below.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. As of June 2013, McGraw-Hill Construction forecasts that U.S. single-family housing starts will increase to 1.1 million by 2015. There is significant uncertainty regarding the timing and extent of any recovery in construction and repair and remodel activity and resulting product demand levels. The positive impact of a recovery on our business may also be dampened to the extent the average selling price or size of new single family homes decreases, which could cause homebuilders to decrease spending. We believe that, over the long-term, there is considerable growth potential in the U.S. housing sector.
We view single-family housing starts as a leading indicator of future business, but an additional driver of our results in any period is the number of housing units under construction (“HUC”). HUC has increased in the last year as a result of the increase in housing starts, although the HUC as of June 30, 2013 remained significantly below long-term historical averages.
Due to the low levels of housing starts and HUC relative to historical averages, continued competition for homebuilder business and growth in share of production homebuilders (see “—Consolidation of large homebuilders”), we have and may continue to experience pressure on our gross margins. Many industry forecasters expect to see continued improvement in housing demand over the next few years. We believe there are several trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. We believe that these trends are supported by positive economic and demographic indicators that are beginning to take hold in many of the markets in which we operate. These indicators, which are typically indicative of housing market strength, include:

•	declining unemployment rates;

•	rising home values and improving household finances;

•	rebounding household formations;

•	improving sentiment towards ownership of residential real estate;

•	declining levels of new and existing for-sale home inventory; and

•	a favorable consumer interest rate environment supporting affordability and home ownership.
Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate, and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. We believe continued employment growth, prospective home buyers’ access to financing, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will increase demand for housing and stimulate new construction.
In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential home buyers due to a tight credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders as well as for the development of new residential lots continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential home buyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets improve and unemployment rates decline.
Commodity nature of our products
Many of the building products we distribute, including lumber, OSB, plywood and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, from time to time we enter into extended pricing commitments, which could compress our gross margins in periods of inflation.
The following table provides changes in the average composite framing lumber prices (per thousand board feet) and average composite structural panel prices (per thousand square feet). This composite calculation is based on index prices for OSB and plywood as reported by Random Lengths for the periods noted below.

	Three months ended June 30,		Six months ended June 30,
	2013 versus 2012	2013 average price	2013 versus 2012	2013 average price
Increase in framing lumber prices	43%	$413	29%	$396
Increase in structural panel prices	51%	$501	38%	$476
Periods of increasing prices provide the opportunity for higher sales and increased gross profit, while periods of declining prices may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. The increase in lumber and panel prices during the six months ended June 30, 2013, compared with the same period in 2012, was one component of our improved net sales and gross profit for the six months ended June 30, 2013, which increased $128.9 million and $26.8 million, respectively. For further discussion of the impact of commodity prices on historical periods, see “—Operating results.”
Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation, and many larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. Our sales to production homebuilders, which include many of the country’s largest 100 homebuilders, increased 44.7% on a year-over-year basis during the six months ended June 30, 2013, compared to a 20.9% increase in actual U.S. single-family housing starts during the same period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

•	the volatility of lumber prices;

•	the cyclical nature of the homebuilding industry;

•	general economic conditions in the markets in which we compete;

•	the pricing policies of our competitors;

•	the production schedules of our customers; and

•	the effects of weather.

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables, although this is generally offset in part by higher trade payables to our suppliers. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash or excess availability on our Revolver. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow. In the past, we have also utilized our borrowing availability under credit facilities to cover working capital needs.
Our ability to control expenses
We pay close attention to managing our working capital and operating expenses. We employ a LEAN process operating philosophy, which encourages continuous improvement in our core processes to minimize waste, improve customer service, increase expense productivity, improve working capital, and maximize profitability and cash flow. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and have implemented GPS-based technology to improve customer service and improve productivity of our shipping and handling costs.
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork & other interior products often generate higher gross profit dollars relative to other products. Prior to the housing downturn, homebuilders were increasingly using structural components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used structural components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to reverse as the residential new construction market continues to strengthen.
Changes in sales mix among construction segments
Our operating results may vary according to the amount and type of products we sell to each of our four primary construction segments: new single-family construction, remodeling, multi-family and light commercial. We tend to realize higher gross margins on sales to the remodeling segment due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins within the new single-family, multi-family and light commercial construction segments can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed, and the number of upgrades added to the project before or during its construction.
 Freight costs and fuel charges
A portion of our shipping and handling costs is comprised of diesel or other fuels purchased for our delivery fleet. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $3.96 for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013, we incurred costs of approximately $4.9 million within selling, general and administrative expenses for diesel and other fuels. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.
Certain factors affecting our financial statements
Discontinued operations and divestitures
During the year ended December 31, 2012, we ceased operations in certain geographic markets due to declines in residential homebuilding throughout the United States and other strategic reasons. We will have no further significant continuing operations in the sold operations and exited geographic markets. The cessation of operations in these markets has been treated as discontinued operations as the markets had distinguishable cash flows and operations that have been eliminated from ongoing operations.

Restructuring expenses
In addition to discontinuing operations in certain markets as described above, we have instituted store closures and reductions in headcount in continuing markets (the “Restructurings”) in an effort to: (i) strengthen our competitive position; (ii) reduce costs and (iii) improve operating margins within existing markets that management believes have favorable long-term growth demographics.
No additional costs are expected to be incurred related to the Restructurings for future periods, other than interest costs associated with remaining restructuring reserves.
Acquisitions
The assets of Total Building Services Group, LLC (“TBSG”) were acquired on December 21, 2012 and the assets of Chesapeake were acquired on April 8, 2013. Our revenues for the three and six months ended June 30, 2013 increased by approximately $8.8 million and $13.3 million, respectively, compared to the three and six months ended June 30, 2012 as a result of the TBSG and Chesapeake acquisitions.

Operating results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2013		2012		2013		2012
Net sales	$314,653	100.0%	$246,492	100.0%	$563,379	100.0%	$434,431	100.0%
Cost of goods sold	243,143	77.3%	191,438	77.7%	438,079	77.8%	335,946	77.3%
Gross profit	71,510	22.7%	55,054	22.3%	125,300	22.2%	98,485	22.7%
Operating expenses:
Selling, general and administrative expenses	65,411	20.8%	54,771	22.2%	122,213	21.7%	107,605	24.8%
Depreciation expense	1,621	0.5%	2,032	0.8%	3,260	0.6%	4,099	0.9%
Amortization expense	562	0.2%	364	0.1%	1,109	0.2%	729	0.2%
Restructuring expense	39	0.0%	(23)	0.0%	99	0.0%	21	0.0%
Income (loss) from operations	3,877	1.2%	(2,090)	(0.8)%	(1,381)	(0.3)%	(13,969)	(3.2)%
Other income (expenses):
Interest expense, net	(1,233)	(0.4)%	(1,085)	(0.4)%	(2,258)	(0.4)%	(2,048)	(0.5)%
Other income (expense), net	206	0.1%	(227)	(0.1)%	396	0.1%	(101)	0.0%
Income (loss) from continuing operations before income taxes	2,850	0.9%	(3,402)	(1.3)%	(3,243)	(0.6)%	(16,118)	(3.7)%
Income tax benefit (expense)	(966)	(0.3)%	1,293	0.5%	913	0.2%	5,556	1.3%
Income (loss) from continuing operations	1,884	0.6%	(2,109)	(0.8)%	(2,330)	(0.4)%	(10,562)	(2.4)%
Income (loss) from discontinued operations, net of tax benefit (provision) of ($74), $64, ($183) and $143, respectively	94	0.0%	(128)	(0.1)%	251	0.0%	(241)	(0.1)%
Net income (loss)	$1,978	0.6%	$(2,237)	(0.9)%	$(2,079)	(0.4)%	$(10,803)	(2.5)%
Three months ended June 30, 2013 compared to three months ended June 30, 2012
Net sales
For the three months ended June 30, 2013, net sales increased $68.2 million, or 27.7%, to $314.7 million from $246.5 million during the three months ended June 30, 2012, driven primarily by increases in housing starts in the markets we serve, as well as inflation in commodity products. According to the U.S. Census Bureau, single-family housing starts, which were the primary driver for approximately 76% of our sales for the three months ended June 30, 2013, increased 15.2% for the quarter, compared with 2012. We estimate our sales volume increased approximately 15.3%, including approximately $8.8 million in net sales from the acquisition of TBSG and Chesapeake, while commodity price inflation resulted in an additional 12.4% increase in sales during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The following table shows sales classified by major product category:

	Three months ended June 30, 2013		Three months ended June 30, 2012
(dollars in thousands)	Sales	% of Sales	Sales	% of Sales	% Change
Structural components	$40,467	12.9%	$27,263	11.1%	48.4%
Millwork & other interior products	55,583	17.7%	45,702	18.5%	21.6%
Lumber & lumber sheet goods	121,909	38.7%	88,329	35.8%	38.0%
Windows & other exterior products	61,759	19.6%	52,398	21.3%	17.9%
Other building products & services	34,935	11.1%	32,800	13.3%	6.5%
Total sales	$314,653	100.0%	$246,492	100.0%	27.7%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 34.2% higher during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This commodity price inflation has resulted in sales growth for lumber & lumber sheet goods exceeding that of our other product categories excluding structural components, which was impacted by acquisitions. Windows & other exterior products, and other building products & services include subcategories, such as roofing, siding and hardware, which are driven more by the repair and remodeling market and therefore experienced slower growth in sales volumes than other product categories.
Cost of goods sold
For the three months ended June 30, 2013, cost of goods sold increased $51.7 million, or 27.0%, to $243.1 million from $191.4 million during the three months ended June 30, 2012. We estimate our cost of sales increased approximately 14.8% as a result of increased sales volumes, while commodity cost inflation resulted in an additional 12.2% increase in cost of goods sold.
Gross profit
For the three months ended June 30, 2013, gross profit increased $16.5 million, or 29.9%, to $71.5 million from $55.0 million for the three months ended June 30, 2012, driven primarily by increased sales volumes. Our gross profit as a percentage of net sales (“gross margin”) increased to 22.7% for the three months ended June 30, 2013 from 22.3% for the three months ended June 30, 2012, primarily as a result of improved gross margins on the sale of lumber and lumber sheet goods and increased consideration from suppliers as a result of higher purchase volumes.
Operating expenses
For the three months ended June 30, 2013, selling, general and administrative expenses increased $10.6 million, or 19.4%, to $65.4 million from $54.8 million for the three months ended June 30, 2012. This was driven primarily by variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, which increased by $4.6 million in the aggregate for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. For the three months ended June 30, 2013, the acquisition of TBSG and Chesapeake added $1.8 million of selling, general and administrative expenses and the Company incurred approximately $0.8 million of acquisition and other non-capitalizable costs associated with our IPO.
For the three months ended June 30, 2013, depreciation expense decreased $0.4 million, or 20.2%, to $1.6 million from $2.0 million during the three months ended June 30, 2012, driven primarily by the full depreciation of certain fixed assets.
For the three months ended June 30, 2013, amortization expense increased to $0.6 million from $0.4 million for the three months ended June 30, 2012, due primarily to amortization of intangible assets acquired in the TBSG and Chesapeake acquisitions.
Other income (expenses)
Interest expense. For the three months ended June 30, 2013, interest expense was $1.2 million compared to $1.1 million for the three months ended June 30, 2012. This increase relates primarily to increased average daily borrowings, partially offset by lower average borrowing rates resulting from the June 2013 amendment to our credit agreement, which lowered interest rate margins by 75 basis points.
Other income, net. For the three months ended June 30, 2013, other income, net was $0.2 million compared to expense of $0.2 million for the three months ended June 30, 2012, which was a result of reduced expense associated with the write-off of a tax indemnification asset.
Income tax from continuing operations
For the three months ended June 30, 2013, income tax expense from continuing operations increased $2.3 million, or 174.7%, to $1.0 million from an income tax benefit of $1.3 million for the three months ended June 30, 2012, driven primarily by a reduction in our loss from continuing operations before income taxes. The effective tax rate from continuing operations for the three months ended June 30, 2013 was 33.9% compared to 38.0% for the three months ended June 30, 2012. The decrease in the effective tax rate is primarily due to the domestic manufacturing deduction tax benefit which was not available in the prior year due to the Company’s tax operating loss position and changes to the valuation allowance against the Company’s deferred tax assets and the capitalization of certain costs.
Six months ended June 30, 2013 compared to six months ended June 30, 2012
Net sales
For the six months ended June 30, 2013, net sales increased $129.0 million, or 29.7%, to $563.4 million from $434.4 million during the six months ended June 30, 2012, driven primarily by increases in housing starts in the markets we serve, as well as inflation in commodity products. According to the U.S. Census Bureau, single-family housing starts, which were the primary driver for approximately 76% of our sales for the six months ended June 30, 2013, increased 20.9% for the six months ended June 30, 2013, compared with 2012. We estimate our sales volume increased approximately 17.8%, including approximately $13.3 million in net sales from the acquisition of TBSG and Chesapeake, while commodity price inflation resulted in an additional 11.9% increase in sales during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
The following table shows sales classified by major product category:

	Six months ended June 30, 2013		Six months ended June 30, 2012
(dollars in thousands)	Sales	% of Sales	Sales	% of Sales	% Change
Structural components	$71,032	12.6%	$48,840	11.2%	45.4%
Millwork & other interior products	102,998	18.3%	82,837	19.1%	24.3%
Lumber & lumber sheet goods	215,597	38.3%	149,490	34.4%	44.2%
Windows & other exterior products	110,599	19.6%	95,532	22.0%	15.8%
Other building products & services	63,153	11.2%	57,732	13.3%	9.4%
Total sales	$563,379	100.0%	$434,431	100.0%	29.7%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 33.9% higher during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This commodity price inflation has resulted in sales growth for lumber & lumber sheet goods exceeding that of our other product categories excluding structural components which was impacted by acquisitions. Windows & other exterior products, and other building products & services include subcategories, such as roofing, siding and hardware, which are driven more by the repair and remodeling market and therefore experienced slower growth in sales volumes than other product categories.
Cost of goods sold
For the six months ended June 30, 2013, cost of goods sold increased $102.1 million, or 30.4%, to $438.1 million from $336.0 million during the six months ended June 30, 2012. We estimate our cost of sales increased approximately 18.1% as a result of increased sales volumes, while commodity cost inflation resulted in an additional 12.3% increase in cost of goods sold.

Gross profit
For the six months ended June 30, 2013, gross profit increased $26.8 million, or 27.2%, to $125.3 million from $98.5 million for the six months ended June 30, 2012, driven primarily by increased sales volumes. Our gross profit as a percentage of net sales (“gross margin”) decreased to 22.2% for the six months ended June 30, 2013 from 22.7% for the six months ended June 30, 2012, primarily as a result of the increased percentage of net sales attributable to lumber & lumber sheet goods, which have lower margins.
Operating expenses
For the six months ended June 30, 2013, selling, general and administrative expenses increased $14.6 million, or 13.6%, to $122.2 million from $107.6 million for the six months ended June 30, 2012. This was driven primarily by variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, which increased by $7.9 million in the aggregate for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, the acquisition of TBSG and Chesapeake added $2.9 million of selling, general and administrative expenses and the Company incurred approximately $0.9 million of acquisition and other non-capitalizable costs associated with our IPO.
For the six months ended June 30, 2013, depreciation expense decreased $0.8 million, or 20.5%, to $3.3 million from $4.1 million during the six months ended June 30, 2012, driven primarily by the full depreciation of certain fixed assets.
For the six months ended June 30, 2013, amortization expense increased to $1.1 million from $0.7 million for the six months ended June 30, 2012, due primarily to amortization of intangible assets acquired in the TBSG and Chesapeake acquisitions.
Other income (expenses)
Interest expense. For the six months ended June 30, 2013, interest expense of $2.3 million increased from $2.0 million for the six months ended June 30, 2012, which was a result of higher average borrowings offset by lower interest rates.
Other income, net. For the six months ended June 30, 2013, other income, net was $0.4 million compared to expense of $0.1 million for the six months ended June 30, 2012, which was a result of reduced expense associated with the write-off of a tax indemnification asset.
Income tax from continuing operations
For the six months ended June 30, 2013, income tax benefit from continuing operations decreased $4.7 million, or 83.6%, to $0.9 million from $5.6 million for the six months ended June 30, 2012, driven primarily by a reduction in our loss from continuing operations before income taxes. The effective tax rate from continuing operations for the six months ended June 30, 2013 was 28.2% compared to an effective income tax rate of 34.5% for the six months ended June 30, 2012. The decrease in the effective tax rate is primarily due to the domestic manufacturing deduction tax benefit which was not available in the prior year due to the Company’s tax operating loss position and changes to the valuation allowance against the Company’s deferred tax assets and the capitalization of certain costs.
Liquidity and capital resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. Since 2010, our capital resources have primarily consisted of cash and cash equivalents and borrowings under our Revolver.
The homebuilding industry, and therefore our business, experienced a significant downturn that started in 2006. However, activity improved as 2012 saw the first meaningful increase in housing starts since the downturn began. We are expecting increased stability and continued improvement in the housing industry in 2013. Beyond 2013, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory and interest rates. Due to the effects of the significant housing industry downturn, our operations incurred operating losses and used cash for operations for the years ended December 31, 2012, 2011 and 2010 and the six months ended

June 30, 2013 and 2012. We are not expecting our cash flows from operations to be positive in 2013 due primarily to increased working capital requirements related to increasing revenues.
Our liquidity at June 30, 2013 was $31.4 million, which includes $9.1 million in cash and cash equivalents and $22.3 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical cash flow information
Working capital
Working capital (current assets excluding cash and cash equivalents and restricted assets minus current liabilities excluding our Revolver) was $119.8 million and $81.3 million and as of June 30, 2013 and December 31, 2012, respectively, as summarized in the following table:

(dollars in thousands)	June 30, 2013	December 31, 2012
Working capital:
Accounts receivable, net	$121,653	$90,297
Inventories, net	101,506	73,918
Income taxes payable	(4,492)	(2,939)
Accounts payable	(89,118)	(74,231)
Other current assets (liabilities), net	(9,722)	(5,740)
Total	$119,827	$81,305
Accounts receivable, net, increased $31.4 million from December 31, 2012 to June 30, 2013 primarily as a result of changes in net sales and seasonal increases that are typical following the winter months. Days sales outstanding at June 30, 2013 and December 31, 2012 (measured against net sales in the current fiscal quarter of each period) were approximately 35 and 33 days, respectively.
Inventories, net, increased $27.6 million from December 31, 2012 to June 30, 2013 due to increases in net sales and an approximately 9% and 5% increase in the composite lumber and structural panel indices published by Random Lengths, respectively, in the second quarter of 2013 compared to the fourth quarter of 2012. In response to rising commodity costs, during the fourth quarter of 2012 and the six months ended June 30, 2013, we purchased additional commodity inventory in excess of immediate needs in order to maintain a lower inventory cost basis. Inventory days on hand at June 30, 2013 and December 31, 2012 (measured against cost of goods sold in the current fiscal quarter of each period) were approximately 38 and 35 days, respectively.
Income taxes payable increased $1.6 million from December 31, 2012 to June 30, 2013 due to the Company's taxable income position for the six months ended June 30, 2013, which primarily results from a smaller depreciation deduction for income tax purposes as compared to depreciation expense under GAAP.
Accounts payable increased $14.9 million from December 31, 2012 to June 30, 2013 primarily due to an increase in the volume of inventory purchases.
Other current assets (liabilities), net, increased $4.0 million from December 31, 2012 to June 30, 2013 primarily due to an increase in accrued expenses resulting from seasonal increases in business activity.

Cash flows from operating activities
Net cash used by operating activities was $38.7 million and $19.2 million for the six months ended June 30, 2013 and 2012, respectively, as summarized in the following table:

	Six months ended June 30,
(dollars in thousands)	2013	2012
Operating cash flows:
Net loss	$(2,079)	$(10,803)
Non-cash expenses	7,411	8,491
Gain on sale of assets	(11)	(443)
Change in deferred income taxes	(2,589)	(1,362)
Change in working capital and other	(41,414)	(15,128)
Total	$(38,682)	$(19,245)
Net cash used by operating activities increased by $19.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to the following:

•	Net loss declined by $8.7 million as discussed in “Operating Results” above.

•
Non-cash expenses declined by $1.1 million due to a reduction in depreciation expense of $0.5 million, which was driven by a reduction in the size of our distribution fleet and the full depreciation of certain fixed assets, and a reduction in non-cash stock compensation expense of $0.4 million.

•
Gain on sale of assets declined from $0.4 million for the six months ended June 30, 2012, which resulted from disposals of excess equipment and vehicles, to $0.0 million for the six months ended June 30, 2013.

•
Change in deferred income taxes declined by $1.2 million due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from the decrease in depreciation expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

•
Changes in working capital and other declined by $26.3 million due primarily to purchases of commodity inventory in excess of immediate needs in the fourth quarter of 2012 which reduced the seasonal increase in accounts payable for the six months ended June 30, 2013 by $15.2 million compared to the six months ended June 30, 2012. Further, the Company received $15.5 million of income tax refunds during the six months ended June 30, 2012.

Cash flows from investing activities
Net cash provided by investing activities was $0.5 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively, as summarized in the following table:

	Six months ended June 30,
(dollars in thousands)	2013	2012
Investing cash flows:
Purchases of property and equipment	$(1,335)	$(1,702)
Purchases of businesses	(2,373)	—
Proceeds from real estate, property and equipment	2,539	795
Change in restricted cash	1,684	3,821
Total	$515	$2,914
Cash used for the purchase of property and equipment for the six months ended June 30, 2013 and 2012 resulted from the replacement of certain aged vehicles and equipment in order to minimize maintenance costs and asset down time.

Cash used for the purchase of businesses resulted from the acquisition of Chesapeake during the six months ended June 30, 2013. See Note 4 to our unaudited financial statements included in this Quarterly Report on Form 10-Q.
Cash provided by the sale of real estate, property and equipment of $2.5 million for the six months ended June 30, 2013 resulted primarily from the sale of one property for $2.5 million. Cash provided by the sale of real estate, property and equipment of $0.8 million for the six months ended June 30, 2012 resulted primarily from the sale of excess or underutilized assets arising from our restructuring and business optimization activities.
Cash provided by restricted assets during the six months ended June 30, 2013 and 2012 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims to the Company.
Cash flows from financing activities
Net cash provided by financing activities was $44.5 million and $19.4 million for the six months ended June 30, 2013 and 2012, respectively, as summarized in the following table:

	Six months ended June 30,
(dollars in thousands)	2013	2012
Financing cash flows:
Proceeds from Revolver, net of repayments	$45,481	$20,513
Payments on capital leases and other	(948)	(1,067)
Total	$44,533	$19,446
Proceeds from the Revolver were primarily used to fund cash used by operating activities and other uses of cash from financing activities for the six months ended June 30, 2013 and 2012.
Payments on capital leases and other relate primarily to principal payments due under capital leases.
Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2013 capital expenditures to be approximately $10.0 to $20.0 million (including the incurrence of capital lease obligations) primarily related to rolling stock and equipment, including lease buyouts, and facility improvements to support our operations.
Revolving credit facility
On June 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement was amended during 2010, 2011, 2012 and 2013. The most recent amendment, which was entered into on June 13, 2013, (i) reduced the Base Rate Margin from a range of 1.25% to 1.75% to a range of 0.50% to 1.00%, (ii) reduced the Libor Rate Margin from a range of 2.25% to 2.75% to a range of 1.50% to 2.00%, (iii) amended the borrowing base calculation of the Revolver, (iv) revised the applicability of the Fixed Charge Coverage Ratio so that it only applies when the sum of availability under the Revolver plus Qualified Cash falls below $15 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $15 million for 30 consecutive days and (v) extended the maturity date from December 11, 2015 to December 31, 2016.
The Revolver has a maximum availability of $150.0 million, subject to an asset borrowing formula based on eligible accounts receivable, credit card receivables and inventory. The Company was in compliance with all debt covenants for the six months ended June 30, 2013.
Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate) plus a Base Rate Margin (which ranges from 0.50% to 1.00% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.50% to 2.00% based on Revolver availability).

The Credit Agreement provides that we can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.375% if the average daily usage is $75 million or below and 0.25% if the average daily usage is above $75 million. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement also includes financial covenants that require us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00, as defined in the Credit Agreement. However, the covenants are only applicable if the sum of availability under the Revolver plus Qualified Cash falls below $15 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $15 million for 30 consecutive days. Additionally, until the earlier of August 31, 2013 or the consummation of a qualified initial public offering, up to $15 million of suppressed availability (which means, as of any date of determination, the difference between the amount of the borrowing base as of such date and the Revolver usage as of such date) will be included in availability for purposes of determining the applicability of financial covenant testing. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the covenant to become applicable during the year ended December 31, 2013.
We had outstanding borrowings of $117.7 million with net availability of $22.3 million as of June 30, 2013. The interest rate on outstanding LIBOR Rate borrowings of $111.0 million was 2.3% and the interest rate on outstanding base rate borrowings of $6.7 million was 4.25% as of June 30, 2013. We had $10.0 million in letters of credit outstanding under the Credit Agreement as of June 30, 2013. The Revolver is collateralized by substantially all of our assets.
On August 14, 2013, we used approximately $46.2 million of the net proceeds to the Company from the IPO to pay down the outstanding balances under the Revolver.
Contractual obligations and commercial commitments
Outstanding borrowings under the Revolver increased from $72.2 million at December 31, 2012 to $117.7 million at June 30, 2013. On June 13, 2013, we entered into Amendment Nine to the credit agreement governing the Revolver, which extended the maturity of the Revolver to December 31, 2016. See “—Liquidity and capital resources—Revolving credit facility.”
Off-balance sheet arrangements
At June 30, 2013 and December 31, 2012, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Seasonal and inflationary influences
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. We believe these seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair and remodel activities and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.
Recent accounting pronouncements
There were no new accounting pronouncements or changes to existing guidance that were applicable to us during the three and six months ended June 30, 2013.
Critical Accounting Policies
There have been no significant material changes to the critical accounting policies as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2012 included within the Prospectus.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant material changes to the market risks as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2012 included within the Prospectus.
ITEM 4    CONTROLS AND PROCEDURES
Disclosure controls and procedures
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 because of the material weakness in our internal control over financial reporting as previously discussed in Stock Building Supply Holdings, Inc.'s registration statement on Form S-1 (No.333-189368).
Remediation plan for material weakness
We are taking steps to remediate the material weakness, including designing and implementing improved processes and controls related to the review of the underlying assumptions and inputs to be used in valuations and the evaluation of how different value outputs may give rise to different equity accounting treatments (such as the beneficial conversion feature noted above). Further, the completion of our initial public offering on August 14, 2013 created an active market for our common stock and we will use quoted prices for our common stock, where applicable, in future valuations. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness described above or to avoid potential future material weaknesses.
Changes in internal control over financial reporting
Except as described above in “—Disclosure Controls and Procedures,” there was no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
We are currently involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, product warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance in such amounts in excess of our self-insurance as we believe to be reasonable under the circumstances although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
ITEM 1A    RISK FACTORS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that are not historical facts, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in this “Part II, Item 1A.” You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
Risks related to our business and industry
The industry in which we operate is dependent upon the homebuilding industry and repair and remodeling activity, the economy, the credit markets and other important factors.
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Changes in federal income tax laws may also affect demand for new homes. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.
The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012 and led to our filing for bankruptcy in 2009. The National Association of Homebuilders’ (“NAHB”) is forecasting approximately 644,000 U.S. single-family housing starts for 2013, which is an increase of 20% from 2012, but still well below historical averages. There is significant uncertainty regarding the timing and extent of any recovery in construction and repair and remodel activity and resulting product demand levels. The positive impact of a recovery on our business may also be dampened to the extent the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our products and services.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential home buyers due to a tight credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential home buyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets improve and unemployment rates decline. Prolonged weakness in the homebuilding industry would have a significant adverse effect on our business, financial condition and operating results.
In addition, as a result of the homebuilding industry downturn, there has been a trend of significant consolidation as smaller, private homebuilders have gone out of business. We refer to the large homebuilders as “production homebuilders.” While we generate significant business from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders increases.
The building products supply and services industry is seasonal and cyclical.
Our industry is seasonal. Although weather patterns affect our operating results throughout the year, our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. To the extent that hurricanes, severe storms, earthquakes, floods, fires, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected.
The building products supply and services industry is also subject to cyclical market pressures. Quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following: the volatility of lumber prices; the cyclical nature of the homebuilding industry; general economic conditions in the markets in which we compete; the pricing policies of our competitors and the production schedules of our customers.
Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.
The building products supply and services industry is highly fragmented and competitive. We face significant competition from local, regional and national building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell superior products, (iii) have the ability to produce or supply similar products and services at a lower cost, (iv) develop stronger relationships with our customers, (v) adapt more quickly to new technologies or evolving customer requirements than we do, (vi) develop a superior branch network in our markets or (vii) have access to financing on more favorable terms that we can obtain. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers and specialty distributors who sell products to us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.
Certain of our products are commodities and fluctuations in prices of these commodities could affect our operating results.
Many of the building products we distribute, including oriented strand board (“OSB”), plywood, lumber and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time.
Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, we frequently enter into extended pricing commitments, which may compress our gross margins in periods of inflation. At times, the price at which we can charge our customers for any one or more products may even fall below the price at which we can purchase such products, requiring us to incur short-term losses on product sales. We may also be limited in our ability to pass on increases in freight costs on our products due to the price of fuel.
Periods of generally increasing prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. We have generally experienced increasing prices as the homebuilding market has recovered. For the year ended December 31, 2012, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were 18% and 32% higher than the prior year. Our lumber & lumber sheet goods product category represented 35.5% of net sales for that period. Lumber prices remain slightly above prior year levels through June 2013 but have declined from their highs achieved earlier in 2013. However, if lumber or structural panel prices were to decline significantly from current levels, our sales and profits would be negatively affected.
We are exposed to product liability, product warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, products and services as well as services provided for us through third parties.
We are from time to time involved in product liability, product warranty, casualty, construction defect, contract, tort, employment and other claims relating to our business, the products we manufacture, distribute or install, and services we provide, either directly or through third parties, that, if adversely determined, could adversely affect our financial condition, operating results and cash flows if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with many of the products we sell, distribute or install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.
Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, contract, tort, employment and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our Company. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results and cash flows.
Pursuant to the restructuring and investment agreement, Wolseley plc (“Wolseley”) agreed to indemnify us for, among other things, losses arising from any third-party claim (i) existing as of May 5, 2009 or (ii) brought or asserted against the Company arising from actions taken by Wolseley or the Company prior to May 5, 2009. In accordance with the restructuring and investment agreement, Wolseley was not liable for any claim for indemnification until the aggregate amount to be recovered by us exceeded $3.0 million, which occurred in 2011. In the event Wolseley is unable or unwilling to satisfy its indemnification obligations to us, we would be responsible for any liabilities arising from actions taken prior to May 5, 2009 and the costs of defending claims related thereto. The resulting increase in our liabilities or litigation expenses could have a material adverse effect on our financial results.
We may be unable to achieve or maintain profitability or positive cash flows from operations.
We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal years 2011 and 2012 we had net losses of $42.1 million and $14.5 million, respectively, and used cash from operations of $7.0 million and $12.2 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals or generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

•	grow our revenue through organic growth or through acquisitions;

•	improve our revenue mix by investing (including through acquisitions) in businesses that provide higher gross margins than we have been able to generate historically;

•	achieve improvements in purchasing or to maintain or increase our rebates from suppliers through our supplier consolidation and/or low-cost country initiatives;

•	improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

•	maintain or reduce our overhead and support expenses as we grow;

•	effectively evaluate future inventory reserves;

•	collect monies owed from customers;

•	maintain relationships with our significant customers; and

•	integrate any businesses acquired.
Any of these failures or delays may adversely affect our ability to increase our profitability.
Residential renovation and improvement activity levels may not return to historic levels, which may negatively impact our business, liquidity and results of operations.
Our business relies on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our sales related to home improvement, the recent economic decline adversely affected our home improvement business as well. According to the U.S. Census Bureau, residential improvement project spending in the United States increased 10% in 2012, but remains 14% below its peak in 2007. Continued high unemployment levels, high mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and significantly lower housing turnover, may continue to limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.
We cannot predict the timing or strength of a significant recovery, if any, in these markets. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.
Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs.
Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel, while at the same time controlling our labor costs. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel, including sales force employees with key customer relationships, may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. Our senior management team has more than 120 years of combined experience in manufacturing and distribution, and has been integral to our successful acquisition and integration of businesses to gain scale in our current markets. These factors make our current senior management team uniquely qualified to execute our business strategy. The loss of any member of our senior management team or other experienced, senior employees or sales force employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.
Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing labor relations or healthcare benefits, and health and other insurance costs. In addition, we compete with other companies for many of our employees in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. If we are unable to attract or retain highly qualified employees in the future, it could adversely impact our operating results.
Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the United States and the world), suppliers’ noncompliance with applicable laws, supply disruptions, shipping interruptions or costs, and other factors beyond our control. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results and cash flows.
Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Many of our suppliers also offer us favorable terms based on the volume of our purchases. If market conditions change, suppliers may stop offering us favorable terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, operating results and cash flows.
A portion of the workforces of many of our suppliers, particularly our foreign suppliers, are represented by labor unions. Workforce disputes at these suppliers may result in work stoppages or slowdowns. For example, in recent years our suppliers in Chile (who provide a significant portion of certain of our products) have been subject to numerous labor stoppages. Such disruptions could have a material adverse effect on these suppliers ability to continue meeting our needs.
The implementation of our supply chain and technology initiatives could disrupt our operations, and these initiatives might not provide the anticipated benefits or might fail.
We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our employees to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected purchasing experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations. In the event that we grow very rapidly, there can be no assurance that we will be able to keep up, expand or adapt our information technology infrastructure to meet evolving demand on a timely basis and at a commercially reasonable cost, or at all. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.
We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.
Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from five to ten years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our financial condition, operating results and cash flows. For example, in response to the significant downturn in the homebuilding industry that began in 2006, we determined that it was necessary to discontinue operations in certain unprofitable markets. Because we were unable to terminate leases in these locations and were no longer able to make required payments under the leases, we undertook a prepackaged reorganization under the bankruptcy code in 2009 in order to terminate the real property leases in those markets in exchange for payment of a statutory amount of damages.
In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. In addition, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service, as the lease we are unable to renew. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated facility may not equal the revenue and profit generated at the existing one.
Homebuilding activities in the Texas, North Carolina, California and Utah markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.
We presently conduct a significant portion of our business in the Texas, North Carolina, California and Utah markets, which represented approximately 32%, 16%, 11% and 10%, respectively, of our 2012 total net sales. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions can depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of federal cutbacks. If homebuilding activity declines in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and may negatively impact our operating results.
We may be unable to manage effectively our inventory and working capital as our sales volume increases or material prices fluctuate, which could have a material adverse effect on our business, financial condition and operating results.
We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. This requires us to forecast our sales and purchase accordingly. In periods of growth, it can be especially difficult to accurately forecast sales. We must also manage our working capital to fund our inventory purchases. Excessive spikes in the market prices of certain building products, such as lumber, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to manage effectively our inventory and working capital as we attempt to grow our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and operating results.
The majority of our net sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, and the failure to collect or timely collect monies owed from customers could adversely affect our financial condition.
The majority of our net sales volume in fiscal 2012 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.
Because we depend on the creditworthiness of certain of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy as has occurred in the past, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

We are subject to competitive pricing pressure from our customers.
Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and ability to leverage such market share in the highly fragmented building products supply and services industry. The housing industry downturn resulted in significantly increased pricing pressures from production homebuilders and other customers. These pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among homebuilders, and changes in homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. Moreover, during the housing downturn, several of our homebuilder customers defaulted on amounts owed to us or extended their payable days as a result of their financial condition. If such payment failures or delays were to recur, it could significantly adversely affect our financial condition, operating results and cash flows.
We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.
It is difficult to predict successfully the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond promptly to changes in demographics, consumer preferences, expectations, needs and weather conditions, while also managing inventory levels. For example, an increased consumer focus on making homes energy efficient could require us to offer more energy efficient building materials and there can be no assurance that we would be able to identify appropriate suppliers on acceptable terms. Failure to identify timely or effectively respond to changing consumer preferences, expectations and building product needs could adversely affect our relationship with customers, the demand for our products and services and our market share.
We may be unable to implement successfully our growth strategy, which includes pursuing strategic acquisitions and opening new facilities.
Our long-term business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the housing downturn, our liquidity position, or the requirements of our Credit Agreement, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results and cash flows.
In addition, we may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to complete successfully potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.
Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.
We are subject to various federal, state, local, and other regulations, including, among other things, regulations promulgated by the Department of Transportation (“DOT”), work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing boards. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and/or substantial penalties that could adversely affect our financial condition, operating results and cash flows.

Our transportation operations are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results and cash flows. If we fail to comply adequately with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, operating results and cash flows would be adversely affected.
In addition, the homebuilding industry is subject to various local, state and federal statutes, ordinances, codes, rules and regulations concerning zoning, building design and safety, construction, energy conservation, environmental protection and similar matters, including regulations that impose restrictive zoning and density requirements on our business or that limit the number of homes that can be built within the boundaries of a particular area. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings.
The loss of any of our significant customers could affect our financial health.
Our ten largest customers generated approximately 18.6% and 20.5% of our net sales for the years ended December 31, 2011 and 2012, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.
In addition, production homebuilders and other customers may: (i) seek to purchase some of the products that we currently sell directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities or (iii) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could adversely affect our financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.
We may have future capital needs that require us to incur additional debt and may not be able to obtain additional financing on acceptable terms, if at all.
We are substantially reliant on liquidity provided by our Credit Agreement and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the housing market improves. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business, and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our outstanding indebtedness. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution. We may also incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the Credit Agreement. If new debt is added to our current debt levels, the related risks that we now face could intensify.
The Credit Agreement contains various financial covenants that could limit our ability to operate our business.
The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.0 as defined therein. However, the covenant is only applicable if the sum of availability under the Revolver plus

Qualified Cash (which includes cash and cash equivalents in deposit accounts or securities accounts or any combination thereof that are subject to a control agreement) falls below $15 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $15 million for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the covenant to become applicable during the year ended December 31, 2013. However, while we would currently satisfy this covenant if it were applicable, should this not be the case, we would evaluate our liquidity options including amending the Credit Agreement, seeking alternative financing arrangements of debt and/or equity and/or selling assets. No assurances can be given that such alternative financing would be available, or if available, under terms similar to our existing Credit Agreement or that we would be able to sell assets on a timely basis.
We may be adversely affected by any disruption in our information technology systems.
Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our Enterprise Resource Planning (“ERP”) system, which we use for operations representing virtually all of our sales, is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP system. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales and distribution activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, operating results and cash flows.
We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.
We currently maintain a broad network of distribution and manufacturing facilities throughout the eastern, southern and western United States. Any widespread disruption to our facilities resulting from fire, earthquake, weather-related events, an act of terrorism, or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. Disruptions to the national or local transportation infrastructure systems including those related to a domestic terrorist attack may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.
We are subject to exposure to environmental liabilities and are subject to environmental regulation.
We are subject to various federal, state and local environmental laws, ordinances, rules and regulations including those promulgated by the United States Environmental Protection Agency and analogous state agencies. As current and former owners, lessees and operators of real property, we can be held liable for the investigation or remediation of contamination at or from such properties, in some circumstances irrespective of whether we knew of or caused such contamination. No assurance can be provided that investigation and remediation will not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of currently unknown environmental conditions, more stringent standards regarding existing contamination, or changes in legislation, laws, ordinances, rules or regulations or their interpretation or enforcement. More burdensome environmental regulatory requirements may increase our costs and adversely affect our financial condition, operating results and cash flows.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and a website that allow for the secure storage and transmission of customers’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material breach of cybersecurity. As cyber attacks become more sophisticated generally, and as we implement changes giving customers greater electronic access to our systems, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or obtain insurance coverage related to the threat of such attacks, as we currently do not carry any such coverage. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
Risks Inherent in an Investment in the Company
Prior to our initial public offering, there was no public market for our common stock, and we do not know if one will develop to provide you with adequate liquidity to sell our common stock at prices equal to, or greater than, the price you paid.
Prior to the initial public offering, there has not been a public market for our common stock. We cannot predict the extent to which investor interest in our Company will lead to the development of an active trading market on the NASDAQ Stock Market (“NASDAQ”) or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our common stock at prices equal to or greater than the price you paid, or at all.
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry and market conditions;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	material litigation or government investigations;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common stock by us, our principal stockholder or members of our management team;

•	termination of lock-up agreements with our management team and principal stockholder;

•	the granting or exercise of employee stock options;

•	payment of liabilities for which we are self-insured;

•	volume of trading in our common stock;

•	threats to, or impairments of, our intellectual property; and

•	the impact of the factors described elsewhere in “Risk Factors.”
In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our share price.
The requirements of being a public company will increase certain of our costs and require significant management focus.
As a public company, our legal, accounting and other expenses associated with compliance-related and other activities will increase. For example, in connection with our initial public offering, we created new board of directors committees and appointed an independent director to comply with the corporate governance requirements of the NASDAQ. Costs to obtain director and officer liability insurance will contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.
We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the rules of the exchange on which we will list our common stock and, as a result, you will not have the protections afforded by these corporate governance requirements.
Gores Building Holdings, LLC (“Gores Holdings”), an affiliate of The Gores Group, LLC (“Gores”), holds a majority of our common stock. As a result, we are considered a “controlled company” for the purposes of the listing requirements of the NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by a group is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ, including the requirements that our board of directors, our Compensation Committee and our Corporate Governance and Nominating Committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.
We are an ‘‘emerging growth company’’ and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an ‘‘emerging growth company’’ and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies.’’ We will remain an ‘‘emerging growth company’’ for up to five years following the completion of our initial public offering or until we achieve total annual gross revenues in excess of $1 billion during a fiscal year or become a large accelerated filer as a result of achieving a public float of at least $700 million as of the end of a second fiscal quarter. If the housing market continues to strengthen, we could exceed annual gross revenues of $1 billion for fiscal 2013, as we had $967 million of total gross revenues in 2012. The exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal controls over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal control go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.
Gores Holdings and its affiliates beneficially own approximately 61.2% of our common stock as of September 5, 2013. As a result of its ownership, Gores Holdings (and indirectly, Gores, given its control of Gores Holdings), so long as it holds a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision-making with respect to our business direction and policies.
Matters over which Gores Holdings (and indirectly, Gores, given its control of Gores Holdings) can exercise control include:

•	election of directors;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under the 2013 Incentive Plan.
Even if Gores Holdings’ ownership of our shares falls below a majority, it may continue to be able to strongly influence or effectively control our decisions. In addition, Gores Holdings’ has a contractual right to designate a number of directors proportionate to its stock ownership. See “Certain Relationships and Related Party Transactions—Director Nomination Agreement” in the Prospectus for further information.
Conflicts of interest may arise because some of our directors are affiliated with our largest stockholder.
Messrs. Freedman, Meyer, Wald and Yager, who are officers or employees of Gores or its affiliates, serve on our board of directors. Gores controls Gores Holdings, our majority stockholder. Gores or its affiliates may hold equity interests in entities that directly or indirectly compete with us, and companies in which it or one of its affiliates is an investor or may invest in the future may begin competing with us or become customers of or vendors to the Company. As a result of these relationships, when conflicts between the interests of Gores, on the one hand, and of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (iii) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Gores or any entity that controls, is controlled by or under common control with Gores or any investment funds managed by Gores will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.
We do not currently intend to pay dividends on our common stock.
We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings to fund our growth. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends. Therefore, you may not receive a return on your investment in our common stock by receiving a payment of dividends.

Stock Building Supply Holdings, Inc. does not conduct any substantive operations and, as a result, its ability to pay dividends is dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of Stock Building Supply Holdings, Inc. are separate and distinct legal entities and have no obligation to make any funds available to the Stock Building Supply Holdings, Inc.
Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Upon completion of our initial public offering, there were 26,064,373 shares of our common stock outstanding. Of these, the 8,050,000 shares sold in the initial public offering are freely tradable (except for any shares purchased by affiliates, if any) and approximately 18,014,373 shares may be sold upon expiration of lock-up agreements 180 days after the date of the Prospectus (subject in some cases to volume limitations). Sales by Gores Holdings of a substantial number of shares could significantly reduce the market price of our common stock. Gores Holdings and our other stockholders prior to our initial public offering have the right to require us to register their shares of our common stock. See “Certain Relationships and Related Party Transactions—Plan of conversion and certificate of incorporation” in the Prospectus for further information.
We have also registered all common stock that we may issue under the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (the “2013 Incentive Plan”). An aggregate of 1,800,000 shares of our common stock were reserved for future issuance under the 2013 Incentive Plan prior to completion of the initial public offering, which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.
Our revenues and operating results have historically varied from period-to-period and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of future performance.
Factors associated with our industry, the operation of our business and the markets for our products and services may cause our quarterly financial results to fluctuate, including:

•	the seasonal and cyclical nature of the homebuilding industry;

•	the highly competitive nature of our industry;

•	the volatility of prices, availability and affordability of raw materials, including lumber, wood products and other building products;

•	shortages of skilled and technical labor, increased labor costs and labor disruptions;

•	the production schedules of our customers;

•
general economic conditions, including but not limited to housing starts, repair and remodel activity and light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, relative currency values, mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	actions of suppliers, customers and competitors, including merger and acquisition activities, plant closures and financial failures;

•	the financial condition and creditworthiness of our customers;

•	cost of compliance with government laws and regulations;

•	weather patterns; and

•	severe weather phenomena such as drought, hurricanes, tornadoes and fire.
Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. The variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.
Certain provisions of our organizational documents and other contractual provisions may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•
stockholder action can only be taken at a special or regular meeting and not by written consent following the time that Gores Holdings and its affiliates cease to beneficially own a majority of our common stock;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause following the time that Gores Holdings and its affiliates cease to beneficially own a majority of our common stock;

•	allowing only our board of directors to fill vacancies on our board of directors; and

•
following the time that Gores Holdings and its affiliates cease to beneficially own a majority of our common stock, super-majority voting requirements to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

In addition, we have entered into a Director Nomination Agreement with Gores Holdings that provides Gores Holdings the right to designate nominees for election to our board of directors for so long as Gores Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. For a description of the terms of the Director Nomination Agreement, see “Certain Relationships and Related Party Transactions—Director Nomination Agreement” in the Prospectus.
We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law (“DGCL”), an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we are not subject to any anti-takeover effects of Section 203. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Gores Holdings, its affiliates (including any investment funds managed by Gores) and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the “interested stockholder” definition in our amended and restated certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203. See “Description of

Capital Stock—Anti-takeover effects of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws” in the Prospectus for further information.
While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. For more information, see “Description of Capital Stock” in the Prospectus.
Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.
We have identified a material weakness in our internal control over financial reporting. If the material weakness persists or if we fail to establish and maintain effective internal control over financial reporting in the future, our ability to both timely and accurately report our financial results could be adversely affected.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
A material weakness in our internal control over financial reporting existed as of December 31, 2012 and June 30, 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected and corrected on a timely basis. During the third quarter of 2013, we identified transactions that should have been considered in the January 1, 2012 valuation of the Company’s Class A and Class B common stock. The updated valuation of our Class A and Class B common stock led to the following restatements: (i) to correct compensation expense related to a modification of the exercise price of our outstanding stock options, the issuance of new stock options and shares purchased by management and (ii) to recognize a beneficial conversion feature for the Class C convertible preferred stock and related accretion of dividends, which impacted our previously reported earnings per share. We determined that our controls relating to the Company’s valuation process were not at a precise enough level to identify the proper accounting treatment for the beneficial conversion feature or its implications on the January 2012 valuation of our common stock.
The material weakness described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected. We are taking steps to remediate the material weakness, including designing and implementing improved processes and controls related to the review of the underlying assumptions and inputs to be used in valuations and the evaluation of how different value outputs may give rise to different equity accounting treatments (such as the beneficial conversion feature noted above). Further, the completion of our initial public offering on August 14, 2013 created an active market for our common stock and we will use quoted prices for our common stock, where applicable, in future valuations. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness described above or to avoid potential future material weaknesses.

We may in the future discover areas of our internal controls that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Testing and maintaining internal controls could also divert our management’s attention from other matters that are important to the operation of our business.
Our business and stock price may suffer as a result of our lack of public company operating experience. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
Prior to the completion of our initial public offering in August, 2013, we were a privately-held company. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition and operating results may be harmed. In addition, as a new public company we do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
We are a holding company and conduct all of our operations through our subsidiaries.
We are a holding company and derive all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness we or our subsidiaries incur.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of proceeds from initial public offering of common stock
On August 14, 2013, we consummated our initial public offering of 8,050,000 shares of our common stock at a price to the public of $14.00 per share. We sold 4,411,765 shares for an aggregate offering price of approximately $61.8 million, and certain selling stockholders sold 2,588,235 shares for an aggregate offering price of approximately $36.2 million as well as an additional 1,050,000 shares, for an aggregate offering price of approximately $14.7 million, through the exercise in full of the underwriters’ option to purchase additional shares. The common stock sold in the offering was a portion of the 10,147,060 shares of common stock registered under the Securities Act on a registration statement on Form S-1 (No. 333- 189368) for a proposed maximum aggregate offering price of approximately $182.6 million. The SEC declared the registration statement effective on August 8, 2013. The offering terminated on August 14, 2013.
Goldman, Sachs & Co., Barclays and Citigroup served as joint book-running managers for the offering. Robert W. Baird & Co. Incorporated acted as lead co-manager, and Stephens Inc. and Wells Fargo Securities, LLC acted as co-managers.
We received net proceeds from the offering of approximately $55.2 million, after deducting underwriting discounts of approximately $4.3 million and offering expenses payable by us of approximately $2.3 million. We used the net proceeds from the offering to pay approximately $46.2 million of the outstanding balances under our Revolver and to pay a fee of $9.0 million to Gores to terminate our management services agreement with Gores.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
Not applicable.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Conversion of Saturn Acquisition Holdings, LLC (Incorporated by reference to Exhibit 2.2 to the registrant’s Registration Statement on Form S-1, originally filed on June 14, 2013, as amended)
10.1
Amendment No. 8 to Credit Agreement and Consent, dated as of May 31, 2013, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, originally filed on June 14, 2013, as amended)

10.2
Amendment No. 9 to Credit Agreement and Amendment No. 2 to Security Agreement and Consent, dated as of June 13, 2013, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, originally filed on June 14, 2013, as amended)

10.3
Amended and Restated Professional Services Agreement, dated as of June 13, 2013, by and between Glendon Partners, Inc. and Stock Building Supply Holdings, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, originally filed on June 14, 2013, as amended)

10.4
Termination of Management Services Agreement, dated as of June 13, 2013, by and between The Gores Group, LLC and Stock Building Supply Holdings, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, originally filed on June 14, 2013, as amended)

10.5	Registration rights provisions applicable to certain stockholders of Stock Building Supply Holdings, Inc. (incorporated by reference from Exhibit D of Exhibit 2.2 hereof)
31.1	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification by James F. Major, Jr., Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
__________________
*    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: September 5, 2013	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)