Form 10-Q/A
period 2013-06-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2013-10-04
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q/A
(Amendment No. 1)
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

i

EXPLANATORY NOTE
The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, originally filed with the Securities and Exchange Commission on September 6, 2013, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q which was previously disclosed in Item 6, Exhibits, but was not furnished.
No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

ii

PART II. OTHER INFORMATION
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

10.5	Registration rights provisions applicable to certain stockholders of Stock Building Supply Holdings, Inc. (incorporated by reference from Exhibit D of Exhibit 2.2 hereof)
31.1*	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification by James F. Major, Jr., Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*    Previously included in original filing on September 6, 2013
**    Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

iii

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: October 4, 2013	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

iv