Form 10-Q
period 2013-09-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2013-10-31
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at October 31, 2013 was 26,107,231 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
(in thousands of dollars, except share and per share amounts)		as restated (Note 3)
Assets
Current assets
Cash and cash equivalents	$10,526	$2,691
Restricted assets	567	3,821
Accounts receivable, net	125,413	90,297
Inventories, net	95,043	73,918
Costs in excess of billings on uncompleted contracts	9,059	5,176
Assets held for sale	2,795	6,198
Prepaid expenses and other current assets	8,902	8,682
Deferred income taxes	5,952	3,562
Total current assets	258,257	194,345
Property and equipment, net of accumulated depreciation	52,880	55,076
Intangible assets, net of accumulated amortization	25,353	25,865
Goodwill	7,186	6,511
Restricted assets	2,233	2,202
Other assets	2,160	2,013
Total assets	$348,069	$286,012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$87,954	$74,231
Accrued expenses and other liabilities	34,459	25,277
Revolving line of credit	—	72,218
Income taxes payable	6,100	2,939
Current portion of restructuring reserve	1,572	1,513
Current portion of capital lease obligation	1,343	1,329
Billings in excess of costs on uncompleted contracts	2,877	1,239
Total current liabilities	134,305	178,746
Revolving line of credit	60,073	—
Long-term portion of capital lease obligation	6,265	5,635
Deferred income taxes	15,650	16,983
Other long-term liabilities	7,528	9,007
Total liabilities	223,821	210,371
Commitments and contingencies (Note 12)
Redeemable Class A Junior Preferred stock, $.01 par value, 10,000 shares authorized and issued, 0 and 5,100 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Redeemable Class B Senior Preferred stock, $.01 par value, 500,000 shares authorized, 75,000 shares issued, 0 and 36,388 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	36,477
Convertible Class C Preferred stock, $.01 par value, 5,000 shares authorized and issued, 0 and 5,000 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	5,000
Stockholders' equity
Class A common stock, $.01 par value, 22,725,500 shares authorized and issued, 0 and 11,590,005 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	116
Class B common stock, $.01 par value, 3,246,500 shares authorized, 2,870,712 shares issued, 0 and 2,870,712 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	29
Common stock, $.01 par value, 300,000,000 shares authorized, 26,107,231 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	261	—
Additional paid-in capital	144,094	46,534
Retained deficit	(20,107)	(12,515)
Total stockholders' equity	124,248	34,164
Total liabilities and stockholders' equity	$348,069	$286,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars, except share and per share amounts)	2013	2012	2013	2012
Net sales	$328,468	$255,833	$891,847	$690,264
Cost of goods sold	253,087	197,317	691,166	533,263
Gross profit	75,381	58,516	200,681	157,001
Selling, general and administrative expenses	66,931	55,962	188,458	163,567
Depreciation expense	1,456	1,803	4,716	5,902
Amortization expense	563	364	1,672	1,093
IPO transaction-related costs	9,322	—	10,008	—
Restructuring expense	31	145	130	166
	78,303	58,274	204,984	170,728
Income (loss) from operations	(2,922)	242	(4,303)	(13,727)
Other income, net
Interest expense	(892)	(1,022)	(3,150)	(3,070)
Other income, net	200	137	596	36
Loss from continuing operations before income taxes	(3,614)	(643)	(6,857)	(16,761)
Income tax benefit (expense)	(1,989)	394	(1,076)	5,950
Loss from continuing operations	(5,603)	(249)	(7,933)	(10,811)
Income from discontinued operations, net of tax provision of ($54), ($168), ($237) and ($25), respectively	90	289	341	48
Net income (loss)	(5,513)	40	(7,592)	(10,763)
Redeemable Class B Senior Preferred stock deemed dividend	(363)	(1,144)	(1,836)	(3,366)
Accretion of beneficial conversion feature on Convertible Class C Preferred stock	—	—	—	(5,000)
Loss attributable to common stockholders	$(5,876)	$(1,104)	$(9,428)	$(19,129)
Weighted average common shares outstanding, basic and diluted	19,813,209	13,361,512	15,718,667	13,079,851
Basic and diluted income (loss) per share
Loss from continuing operations	$(0.30)	$(0.10)	$(0.62)	$(1.46)
Income from discontinued operations	—	0.02	0.02	—
Net loss per share	$(0.30)	$(0.08)	$(0.60)	$(1.46)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands of dollars)	2013	2012
Cash flows from operating activities
Net loss	$(7,592)	$(10,763)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	7,389	7,865
Amortization of intangible assets	1,672	1,093
Amortization of debt issuance costs	465	685
Change in deferred income taxes	(3,723)	(3,196)
Noncash stock compensation expense	573	1,069
Impairment of assets held for sale	—	101
Gain on sale of property, equipment and real estate held for sale	(270)	(567)
Bad debt expense	1,316	1,435
Change in assets and liabilities
Accounts receivable	(35,401)	(34,319)
Inventories, net	(20,598)	(30,622)
Accounts payable	14,735	25,761
Other assets and liabilities	6,904	16,774
Net cash used in operating activities	(34,530)	(24,684)
Cash flows from investing activities
Change in restricted assets	3,223	3,458
Purchase of business	(2,373)	—
Proceeds from sale of property, equipment and real estate held for sale	3,070	922
Purchases of property and equipment	(2,574)	(2,382)
Net cash provided by investing activities	1,346	1,998
Cash flows from financing activities
Proceeds from revolving line of credit	961,160	753,580
Repayments of proceeds from revolving line of credit	(973,305)	(726,120)
Proceeds from issuance of common stock, net of offering costs	55,821	—
Other financing activities	(2,657)	(1,277)
Net cash provided by financing activities	41,019	26,183
Net increase in cash and cash equivalents	7,835	3,497
Cash and cash equivalents
Beginning of period	2,691	4,957
End of period	$10,526	$8,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are presented in thousands except share and per share amounts.)
1.    Organization
Stock Building Supply Holdings, Inc., formerly known as Saturn Acquisition Holdings, LLC ("Saturn"), and its subsidiaries (the “Company,” “we,” “us,” “our,” and “management”) distributes lumber and building materials to new construction and repair and remodel contractors. Additionally, we provide solution-based services to our customers, including component design, production specification and installation management services.
On May 2, 2013, Saturn filed a Certificate of Conversion with the Secretary of State of the State of Delaware to effect a conversion from a Delaware limited liability company to a Delaware corporation and change the name of Saturn to Stock Building Supply Holdings, Inc. In connection with the conversion to a corporation, each one share of Class A common stock, Class B common stock, Redeemable Class A Junior Preferred stock and Convertible Class C Preferred stock converted into one share of the same class of the converted entity. Each share of Redeemable Class B Senior Preferred stock converted into 1.02966258 shares of the same class of the converted entity (with the additional shares representing the accumulated dividends thereon to the date of the conversion).
On July 29, 2013, the Company filed an amendment to its Certificate of Incorporation effecting a 25.972-for-1 stock split of the Company’s common stock. The consolidated financial statements give retroactive effect to the stock split.
Due to the seasonal nature of our industry, sales are usually lower in the first and fourth quarters than in the second and third quarters.
2.    Initial Public Offering
On August 14, 2013, the Company completed its Initial Public Offering ("IPO") of 7,000,000 shares of common stock at a price of $14.00 per share. A total of 4,411,765 shares were offered by the Company and a total of 2,588,235 shares were sold by Gores Building Holdings, LLC and other selling stockholders of the Company. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 1,050,000 shares of common stock from certain selling stockholders. As a result, the total IPO size was 8,050,000 shares. The Company received net proceeds of $55,821 after deducting underwriting discounts of $4,324 and other expenses directly associated with the IPO of $1,620, including legal, accounting, printing and roadshow expenses. The Company incurred an additional $596 of expenses directly associated with the IPO that were not paid as of September 30, 2013, of which $347 and $249 are included in accounts payable and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets. The underwriting discounts and other expenses directly associated with the IPO have been recorded in additional paid-in-capital as a reduction of the IPO proceeds on the condensed consolidated balance sheets as of September 30, 2013. The Company used $46,821 of the net proceeds to pay down outstanding balances under the Revolver and $9,000 was paid to The Gores Group, LLC ("Gores") to terminate our management services agreement with Gores.
Upon the closing of the IPO, all outstanding shares of the Company’s Class A common stock and Class B common stock were reclassified and converted into an equal number of shares of a single class of common stock, all outstanding options to purchase Class B common stock held by certain members of management were reclassified and converted into options to purchase an equal number of shares of common stock and all outstanding Redeemable Class A Junior Preferred stock, Redeemable Class B Senior Preferred stock and Convertible Class C Preferred stock were reclassified and converted into an aggregate of 7,191,891 shares of the Company’s common stock. See Note 14 for a discussion of equity awards issued in connection with the IPO.
As a result of the IPO, the Company expensed certain costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the three and nine months ended September 30, 2013:

	Three months Ended September 30, 2013	Nine Months Ended September 30, 2013
Management services agreement termination fee paid to Gores	$9,000	$9,000
Other IPO transaction-related costs	322	1,008
	$9,322	$10,008

3.    Restatement of previously issued consolidated financial statements
In connection with the IPO, the Company restated its previously issued consolidated financial statements and related footnotes as of December 31, 2012 as set forth in these consolidated financial statements. The Company updated the methodology utilized in the January 1, 2012 valuation of its Class A and Class B common stock, as well as placed additional weighting on value indicated by the purchase by the Company of Wolseley plc's stockholder interests in November 2011. The updated valuation of the Company’s Class A and Class B common stock resulted in the following: (i) correction of compensation expense related to a modification of the exercise price of the Company’s outstanding stock options, the issuance of new stock options and the purchase by management of shares of Class B common stock in 2012 and (ii) recognition of a beneficial conversion feature for the Convertible Class C Preferred stock.
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
4.    Basis of Presentation
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
Reclassification
The condensed consolidated statement of operations for the nine months ended September 30, 2013 includes $686 within the line item "IPO transaction-related costs" that had been included in "selling, general and administrative expenses" on the condensed consolidated statements of operations for the three and six months ended June 30, 2013, included in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013.
5.    Acquisition
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
Chesapeake Structural Systems
On April 8, 2013, Commonwealth Acquisition Holdings, LLC, a wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) for an adjusted purchase price of $2,623. This amount includes an initial holdback amount of $250 due to the sellers on April 8, 2014. The holdback amount may be reduced under certain circumstances, including the Company’s inability to collect upon acquired accounts receivable. The acquisition provides the Company with component manufacturing capability to serve customers in the Central and Northern Virginia markets. The Company incurred transaction costs of $0 and $151 during the three months and nine months ended September 30, 2013, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations. Net sales of Chesapeake for the period from April 8, 2013 through September 30, 2013 were $5,347. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.
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
6.    Discontinued operations
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
The operating results of the discontinued operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$—	$242	$—	$826
Restructuring charges	(7)	(4)	(25)	35
Gain (loss) before income taxes	144	457	578	73
Income tax benefit	(54)	(168)	(237)	(25)
Net income (loss)	90	289	341	48
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Inventories, net	$—	$20
Real estate held for sale	700	700
Prepaid expenses and other current assets	13	35
Current assets of discontinued operations	713	755
Property and equipment, net of accumulated depreciation	—	28
Noncurrent assets of discontinued operations	—	28
Accounts payable	—	2
Accrued expenses and other liabilities	80	167
Restructuring reserve	290	277
Current liabilities of discontinued operations	370	446
Long-term restructuring reserve	164	384
Other long-term liabilities	—	4
Noncurrent liabilities of discontinued operations	$164	$388

7.    Restructuring costs
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
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of September 30, 2013:

	Work force reductions	Store closures	Total
Restructuring reserves, December 31, 2012	$353	$4,772	$5,125
Restructuring charges incurred	—	155	155
Cash payments	(116)	(1,172)	(1,288)
Restructuring reserves, September 30, 2013	$237	$3,755	$3,992
The remaining accrual for work force reduction of $237 is expected to be fully paid by December 2014. The remaining accrual for store closures of $3,755 is expected to be fully paid by January 2017 as the related leases expire.
The restructuring reserve at September 30, 2013 consists of a current portion of $1,572 and a long-term portion of $2,420, which is included in other long-term liabilities on the consolidated balance sheets.
8.    Goodwill
The following table shows changes in goodwill for the nine months ended September 30, 2013. All of the Company's goodwill as of September 30, 2013 is recorded in the geographic divisions reportable segment (Note 15):

December 31, 2012	$6,511
Acquisition of Chesapeake (Note 5)	675
September 30, 2013	$7,186
The Company performs its annual impairment assessment of goodwill during the third quarter of each year, or at any other time when impairment indicators exist. To the extent that the carrying value of the net assets of any of the reporting units having goodwill is greater than their estimated fair value, the Company may be required to take goodwill impairment charges. The Company’s reporting units are its East, South and West geographic divisions and Coleman Floor.

For purposes of testing goodwill, the Company estimates fair value using the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.

The annual impairment assessment performed by the Company during the third quarter of 2013 and 2012 did not indicate that an impairment existed. During each assessment, the Company determined that the fair value of its reporting units containing goodwill exceeded their carrying value.

9.    Secured Credit Agreement
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

(b)
The Revolver’s borrowing base is calculated as the sum of (i) 85% of the Company’s eligible accounts receivable plus (ii) the lesser of 90% of the eligible credit card receivables and $5,000, plus (iii) the lesser of $125,000, 65% of the eligible inventory or 85% of the net liquidation value of eligible inventory as defined in the Credit Agreement minus (iv) reserves from time to time set by the administrative agent. The eligible accounts receivable and inventories are further adjusted as specified in the Credit Agreement. The Company’s borrowing base can also be increased pursuant to certain terms outlined in the Credit Agreement.

The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.375% if the average daily usage is $75,000 or below, and 0.25% if the average daily usage is above $75,000. The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio requirement is only applicable if adjusted liquidity is less than $15,000, and remains in effect until the date on which adjusted liquidity has been greater than or equal to $15,000 for a period of 30 consecutive days. Adjusted liquidity is defined as the sum of (i) availability under the Revolver and (ii) qualified cash. The Company has incurred operating losses and has used cash for operating activities for the nine months ended September 30, 2013 and 2012. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the financial covenants to become applicable during the year ended December 31, 2013.
The Company had outstanding borrowings of $60,073 and $72,218 with net availability of $81,527 and $31,344 as of September 30, 2013 and December 31, 2012, respectively. The interest rate on outstanding LIBOR Rate borrowings of $51,000 was 2.3% and the interest rate on outstanding Base Rate borrowings of $9,073 was 4.25% as of September 30, 2013. The interest rate on outstanding LIBOR Rate borrowings of $65,000 ranged from 3.1%-3.3% and the interest rate on outstanding Base Rate borrowings of $7,218 was 5.0% as of December 31, 2012. The Company had $8,400 and $7,550 in letters of credit outstanding under the Credit Agreement as of September 30, 2013 and December 31, 2012, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at September 30, 2013 and December 31, 2012 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
The Revolver is classified as a long-term liability as of September 30, 2013 as the Company is no longer required to maintain a lockbox sweep arrangement with WFCF, due to net availability exceeding a minimum threshold defined in the Credit Agreement.

10.    Related party transactions
On February 22, 2010, the Company entered into a Software, Services, License and Maintenance Services Agreement with United Road Services Inc. and its subsidiary Vehix Transvision, LLC (collectively “URS”) for the development, implementation, maintenance and support of customized software related to our Stock Logistics Solutions capability. The agreement with URS was subsequently amended and restated on March 3, 2013 to update certain services and deliverables. When we entered into the original agreement in 2010, URS was also owned by Gores as one of its portfolio companies. Gores divested its ownership interest in URS on December 14, 2012 and URS is no longer under common ownership with the Company. Accordingly, the Company does not consider URS a related party subsequent to December 14, 2012. The Company paid URS $194 and $578 during the three and nine months ended September 30, 2012, respectively.
During the three and nine months ended September 30, 2013 and 2012, the Company incurred expenses related to management services provided by Gores and Glendon Saturn Holdings, LLC, an affiliate of Gores. For the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012, these expenses were $239, $330, $1,205 and $1,097, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations. The management services agreement with Gores was terminated on August 14, 2013 in connection with the IPO, and the Company paid Gores a $9,000 termination fee on that date (Note 2).
Prior to July 1, 2013, the Company was part of a group health care plan with Gores. As of September 30, 2013 and December 31, 2012, the Company had $83 and $750, respectively, on deposit with Gores as a reserve for the payment of run-off health care claims in the event of a Plan termination, which is included in restricted assets on the consolidated balance sheets. As of July 1, 2013, the Company is no longer part of the group health care plan with Gores and maintains an independent health care plan.
11.    Income taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognized valuation allowances of $2,147 and $1,946 against its deferred tax assets related to certain tax jurisdictions as of September 30, 2013 and December 31, 2012, respectively.
During the three and nine months ended September 30, 2013, the Company recorded additional valuation allowances of $185 and $201, respectively, against deferred tax assets related to our continuing operations. During the three and nine months ended September 30, 2012, the Company recorded additional valuation allowances of $163 and $543, respectively, against deferred tax assets related to our continuing operations. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed. As of September 30, 2013, the Company is no longer able to carry back its tax net operating losses; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.
For the three and nine months ended September 30, 2013, the Company’s effective income tax rate including discontinued operations and other discrete items was (58.9)% and (20.9)%, respectively, which varied from the federal statutory rate of 35% primarily due to non-deductibility of the termination fee of $9,000 related to our management services agreement with Gores and certain capitalized costs. For the three and nine months ended September 30, 2012, the Company’s effective income tax rate including discontinued operations and other discrete items was 121.5% and 35.5%, respectively, which varied from the federal statutory rate of 35% primarily due to state income tax expense and valuation allowance.
The effective income tax rate on continuing operations for the three months ended September 30, 2013 was (55.0)% compared to an effective income tax rate on continuing operations of 61.3% for the three months ended September 30, 2012. The effective income tax rate on continuing operations for the nine months ended September 30, 2013 was (15.7)% compared to an effective income tax rate on continuing operations of 35.5% for the nine months ended September 30, 2012. The decrease in the tax rates for the comparative three-month and nine-month periods is primarily due to the domestic manufacturing deduction tax benefit, which was not available in the prior year due to the Company’s tax operating loss position, changes to the valuation allowance against the Company’s deferred tax assets, the non-deductibility of the termination fee related to our management services agreement with Gores and the capitalization of certain costs.
The Company has no material uncertain tax positions as of September 30, 2013 and December 31, 2012.

12.    Commitments and contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, product warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

13.    Equity and redeemable securities
Upon the consummation of the IPO and the filing of its Amended and Restated Certificate of Incorporation on August 14, 2013, and as of September 30, 2013, the Company’s classes of stockholders’ equity consisted of (i) preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares issued or outstanding and (ii) common stock, $0.01 par value, 300,000,000 shares authorized and 26,107,231 shares issued and outstanding, inclusive of 42,858 shares of nonvested stock issued upon consummation of the IPO (Note 14).

The following table shows the changes in equity:

	Class A common stock		Class B common stock		Common stock		Additional paid-in capital	Retained earnings (deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Stockholders' equity as of December 31, 2012 (as restated, Note 3)	11,590,005	$116	2,870,712	$29	—	$—	$46,534	$(12,515)	$34,164
Dividends accrued on Class B Preferred stock	—	—	—	—	—	—	(1,836)	—	(1,836)
Issuance of common stock, net of offering costs	—	—	—	—	4,411,765	44	55,181	—	55,225
Conversion of Class A common stock to common stock	(11,590,005)	(116)	—	—	11,590,005	116	—	—	—
Conversion of Class B common stock to common stock	—	—	(2,870,712)	(29)	2,870,712	29	—	—	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO (Note 2)	—	—	—	—	7,191,891	72	43,241	—	43,313
Issuance of nonvested stock awards, net of forfeitures	—	—	—	—	42,858	—	—	—	—
Repayment of stockholder loans	—	—	—	—	—	—	401	—	401
Stock compensation expense	—	—	—	—	—	—	573	—	573
Net loss	—	—	—	—	—	—	—	(7,592)	(7,592)
Stockholders' equity as of September 30, 2013	—	$—	—	$—	26,107,231	$261	$144,094	$(20,107)	$124,248
The following table shows the changes in preferred stock:

	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2012	5,100	—	36,388	36,477	5,000	5,000
Conversion of Saturn Acquisition Holdings, LLC preferred stock to Stock Building Supply Holdings, Inc. preferred stock (Note 1)	—	—	1,079	—	—	—
Dividends accrued on Class B preferred stock	—	—	—	1,836	—	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO (Note 2)	(5,100)	—	(37,467)	(38,313)	(5,000)	(5,000)
September 30, 2013	—	$—	—	$—	—	$—

14.    Equity based compensation
Upon the consummation of the IPO, the Company granted the following equity based compensation awards:
•42,858 shares of nonvested stock were granted to certain officers of the Company. 19,048 shares will vest 1/3 each on the first, second and third anniversary of the grant and 23,810 shares will vest 1/3 each on the second, third and fourth anniversary of the grant. These nonvested shares have a grant date fair value of $13.96 per share.
•463,106 options to purchase shares of common stock were granted to certain employees and officers of the Company at an exercise price of $14.00 per share. 370,604 options will vest 1/3 each on the first, second and third anniversary of the grant and have a grant date fair value of $6.92 per option, and 92,502 options will vest 1/3 each on the second, third and fourth anniversary of the grant and have a grant date fair value of $7.10 per option.
•10,000 restricted stock units were granted to two directors of the Company. These units vest 50% on the first anniversary of the grant and 50% on the second anniversary of the grant, and have a grant date fair value of $13.96 per unit.
The following table highlights the expense related to share-based payments for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Nonvested stock	$171	$334	$307	$442
Stock options	129	55	257	285
Restricted stock units	9	—	9	—
Stock purchases	—	—	—	342
Stock based compensation	$309	$389	$573	$1,069
The following is a summary of nonvested stock, restricted stock unit and stock option awards:

	Nonvested Stock		Restricted Stock Units		Stock Options
	Number of shares outstanding	Weighted average grant date fair value	Number of units outstanding	Weighted average grant date fair value	Number of options outstanding	Weighted average exercise price
December 31, 2012	396,073	$1.06	—	$—	772,851	$0.97
Granted	589,102	16.78	10,000	13.96	463,106	14.00
Vested/exercised	(366,856)	0.93	—	—	(546,244)	0.97
September 30, 2013	618,319	$16.11	10,000	$13.96	689,713	$9.72
15.    Segments
ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Our operating segments consist of the East, South, and West divisions along with Coleman Floor, which offers professional flooring installation services. Due to the similar economic characteristics, nature of products, distribution methods and customers, we have aggregated our East, South and West operating segments into one reportable segment, "Geographic divisions."
In addition to our reportable segment, the Company's consolidated results include "Coleman Floor" and "Other reconciling items," which is comprised of our corporate activities.

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				September 30, 2013
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$315,918	$72,908	$2,829	$16,757	$307,129
Coleman Floor	12,550	2,473	28	581	8,664
Other reconciling items	—	—	175	(6,898)	32,276
	$328,468	$75,381	$3,032		$348,069

	Three Months Ended September 30, 2012				September 30, 2012
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$245,836	$56,233	$2,326	$9,419	$257,516
Coleman Floor	9,997	2,283	27	662	6,377
Other reconciling items	—	—	425	(5,829)	35,718
	$255,833	$58,516	$2,778		$299,611

	Nine Months Ended September 30, 2013
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$857,101	$193,526	$8,377	$36,129
Coleman Floor	34,746	7,155	93	1,405
Other reconciling items	—	—	588	(19,289)
	$891,847	$200,681	$9,058

	Nine Months Ended September 30, 2012
	Net sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$663,856	$151,105	$7,474	$16,087
Coleman Floor	26,408	5,896	92	1,035
Other reconciling items	—	—	1,273	(18,214)
	$690,264	$157,001	$8,839

Reconciliation to consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss), as reported	$(5,513)	$40	$(7,592)	$(10,763)
Interest expense	892	1,022	3,150	3,070
Income tax expense (benefit)	1,989	(394)	1,076	(5,950)
Depreciation and amortization	3,032	2,778	9,058	8,839
Discontinued operations, net of taxes	(90)	(289)	(341)	(48)
Restructuring expense	31	145	130	166
Management fees	239	330	1,205	1,097
Non-cash stock compensation expense	309	389	573	1,069
Acquisition costs	—	—	257	46
Severance and other expense related to store closures and business optimization	229	231	721	1,035
Reduction of tax indemnification asset	—	—	—	347
IPO transaction-related costs	9,322	—	10,008	—
Adjusted EBITDA of Coleman Floor	(581)	(662)	(1,405)	(1,035)
Adjusted EBITDA of other reconciling items	6,898	5,829	19,289	18,214
Adjusted EBITDA of geographic divisions reportable segment	$16,757	$9,419	$36,129	$16,087

16.    Income (loss) per common share
Basic net income (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options and nonvested stock awards are considered to be common stock equivalents. Convertible Class C Preferred shares are considered to be participating securities. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.

The basic and diluted EPS calculations for the three months and nine months ended September 30, 2013 and 2012 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Loss from continuing operations	(5,603)	(249)	$(7,933)	$(10,811)
Redeemable Class B Senior Preferred stock deemed dividend	(363)	(1,144)	(1,836)	(3,366)
Accretion of beneficial conversion feature on Convertible Class C Preferred stock	—	—	—	(5,000)
Loss attributable to common stockholders, from continuing operations	(5,966)	(1,393)	(9,769)	(19,177)
Income from discontinued operations, net of tax	90	289	341	48
Loss attributable to common stockholders	$(5,876)	$(1,104)	$(9,428)	$(19,129)

Weighted average common shares outstanding, basic and diluted	19,813,209	13,361,512	15,718,667	13,079,851
Basic and diluted EPS
Loss from continuing operations	$(0.30)	$(0.10)	$(0.62)	$(1.46)
Income from discontinued operations	—	0.02	0.02	—
Net loss per share	$(0.30)	$(0.08)	$(0.60)	$(1.46)
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock option awards	689,713	772,851	689,713	772,851
Nonvested stock awards	618,319	610,550	618,319	610,550
Restricted stock units	10,000	—	10,000	—
Convertible Class C Preferred Stock (as converted basis)	—	4,454,889	—	4,454,889

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion and analysis in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 9, 2013 (the “Prospectus”). This discussion and analysis covers periods prior to our initial public offering and related transactions. As a result, the discussion and analysis of historical periods does not reflect the impact that the offering, our conversion to a corporation and other related transactions will have on us. Our historical results may not be indicative of our future performance. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”
Business and executive overview
We are a large, diversified lumber and building materials (“LBM”) distributor and solutions provider that sells to construction and repair and remodel contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods and structural components, including engineered wood, trusses and wall panels, millwork, doors, flooring, windows & other exterior products. Additionally, we provide solution-based services to our customers, including component design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodel contractors, and we believe we are among the top three LBM suppliers for residential construction in 80% of the geographic markets in which we operate, based on 2012 net sales. We offer over 39,000 products sourced through our strategic network of suppliers, which together with our various solution-based services represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.
We have operations in 13 states, which states accounted for approximately 48% of 2012 U.S. single-family housing permits according to the U.S. Census Bureau. In these 13 states, we operate in 20 metropolitan areas that we believe have an attractive potential for economic growth based on population trends, increasing business activity and above-average employment growth.
Demand for our products correlates with the level of residential construction activity in the U.S., particularly new single-family construction, which has historically been cyclical. As of August 2013, the seasonally adjusted annual rate for single-family housing starts in the U.S. was 0.63 million units, compared with actual housing starts of 0.54 million in 2012 and 0.43 million in 2011, as reported by the U.S. Census Bureau. These amounts, while improving, are below historical trends of approximately 1.1 million units per year over the 25 years prior to 2013.

Unemployment rates in the U.S. improved to 7.2% as of September 30, 2013, from 7.8% as of September 30, 2012. We believe continued employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates generally help stimulate new construction. In the near-term, we expect to continue to experience demand below 25-year average historical levels for the products and services we sell. However, the housing industry has shown signs of improvement in the U.S. and we believe that the recent improvement in demand for our products will continue.

Primarily as a result of the improving conditions in the residential construction market, our net sales for the three months ended September 30, 2013 increased 28.4%. We estimate sales increased 23.4% due to volume, including acquisitions, and 5.0% due to commodity price inflation. Our gross profit as a percentage of net sales of 22.9% for the three months ended September 30, 2013 was unchanged compared to the three months ended September 30, 2012. Our selling, general and administrative expenses as a percentage of our net sales declined to 20.4% for the three months ended September 30, 2013 as compared to 21.9% for the three months ended September 30, 2012 as we successfully leveraged the increase in our net sales across the fixed elements of our operating cost base.

We recorded a loss from operations of $2.9 million during the three months ended September 30, 2013, compared with income from operations of $0.2 million during the three months ended September 30, 2012. The loss from operations for the three months ended September 30, 2013 included $9.3 million in IPO transaction-related expenses as compared to $0 for the three months ended September 30, 2012. Our third quarter results are discussed further in “-Operating Results” below.

On August 14, 2013, we issued 4,411,765 shares of common stock in our IPO. In connection with our IPO, we received proceeds of $55.8 million, net of underwriting discounts and offering expenses. At September 30, 2013, we had $10.5 million of cash and cash equivalents and $81.5 million of unused borrowing capacity under our Revolver. We generated $7.8 million of cash during the nine months ended September 30, 2013, as cash provided by net proceeds from our IPO was partially offset by cash used for operations of $34.5 million, and net repayments on our Revolver of $12.1 million. These changes are discussed further in "-Liquidity and Capital Resources" below.

Restatement of previously issued consolidated financial statements
In connection with the IPO, we restated our previously issued consolidated financial statements and related footnotes as of December 31, 2012. For additional information regarding this restatement, see Note 3 to our unaudited financial statements included in this Quarterly Report on Form 10-Q. We restated our consolidated financial statements to account for a beneficial conversion feature for our Convertible Class C Preferred stock and related dividends for the year ended December 31, 2012. The Company recorded additional compensation expense related to the modification of the exercise price of outstanding stock options, the issuance of new options and the purchase of shares of Class B common stock by management. The Company determined that the increase in the estimated fair value of the Class B Common stock increased the Company’s total compensation expense recognized as a result of these transactions. Accordingly, in the restated consolidated financial statements as of December 31, 2012, the Company decreased income tax payable by $0.2 million and increased additional paid-in capital by $0.5 million. All data included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of December 31, 2012 are derived from our restated consolidated financial statements as of that date.
Factors affecting our operating results
Our operating results and financial performance are influenced by a variety of factors, including, among others, conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are briefly discussed below.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodel activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. There remains uncertainty regarding the timing and extent of any recovery in construction and repair and remodel activity and resulting product demand levels. Many industry forecasters expect to see continued improvement in housing demand over the next few years. For example, as of September 2013, McGraw-Hill Construction forecasts that U.S. single-family housing starts will increase to 1.1 million by 2015. We believe there are several trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. We believe that these trends are supported by positive economic and demographic indicators that are beginning to take hold in many of the markets in which we operate. These indicators, which we believe are typically indicative of housing market strength, include declining unemployment rates, rising home values, rebounding household formations and a favorable consumer interest rate environment supporting affordability and home ownership.
Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. We believe continued employment growth, prospective home buyers’ access to financing and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will increase demand for housing and stimulate new construction.

Commodity nature of our products
Many of the building products we distribute, including lumber, OSB, plywood and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, from time to time we enter into extended pricing commitments, which could compress our gross margins in periods of inflation.
The following table reflects changes in the average composite framing lumber prices (per thousand board feet) and average composite structural panel prices (per thousand square feet). This composite calculation is based on index prices for OSB and plywood as reported by Random Lengths for the periods noted below.

	Three months ended September 30,		Nine months ended September 30,
	2013 versus 2012	2013 average price	2013 versus 2012	2013 average price
Increase in framing lumber prices	7.1%	$354	21.6%	$382
Increase (decrease) in structural panel prices	(8.8)%	$381	20.4%	$445
Periods of increasing prices provide the opportunity for higher sales and increased gross profit, while periods of declining prices may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. The increase in lumber and panel prices during the nine months ended September 30, 2013, compared with the same period in 2012, was one component of our improved net sales and gross profit for the nine months ended September 30, 2013, which increased $201.5 million and $43.7 million, respectively. For further discussion of the impact of commodity prices on historical periods, see “-Operating results.”
Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. Our sales to production homebuilders, which include many of the country’s largest 100 homebuilders, increased approximately 38% on a year-over-year basis during the nine months ended September 30, 2013, compared to a 19.3% increase in actual U.S. single-family housing starts during the eight months ended August 31, 2013 compared to same period in the prior year. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.

Our ability to control expenses
We pay close attention to managing our working capital and operating expenses. We employ a LEAN process operating philosophy, which encourages continuous improvement in our core processes to minimize waste, improve customer service, increase expense productivity, improve working capital and maximize profitability and cash flow. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and have implemented GPS-based technology to improve customer service and improve productivity of our shipping and handling costs.

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
Changes in sales mix among construction segments
Our operating results may vary according to the amount and type of products we sell to each of our four primary construction segments: new single-family construction; remodeling; multi-family and light commercial. We tend to realize higher gross margins on sales to the remodeling segment due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins within the new single-family, multi-family and light commercial construction segments can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.
 Freight costs and fuel charges
A portion of our shipping and handling costs is comprised of diesel or other fuels purchased for our delivery fleet. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $3.94 and $3.95 for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, we incurred costs of approximately $7.3 million within selling, general and administrative expenses for diesel and other fuels. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.
Seasonality and other factors
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
Acquisitions
The assets of Total Building Services Group, LLC (“TBSG”) were acquired on December 21, 2012 and the assets of Chesapeake were acquired on April 8, 2013. Our revenues for the three and nine months ended September 30, 2013 increased by approximately $8.2 million and $21.5 million, respectively, compared to the three and nine months ended September 30, 2012 as a result of the TBSG and Chesapeake acquisitions.

Operating results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2013		2012		2013		2012
Net sales	$328,468	100.0%	$255,833	100.0%	$891,847	100.0%	$690,264	100.0%
Cost of goods sold	253,087	77.1%	197,317	77.1%	691,166	77.5%	533,263	77.3%
Gross profit	75,381	22.9%	58,516	22.9%	200,681	22.5%	157,001	22.7%
Operating expenses:
Selling, general and administrative expenses	66,931	20.4%	55,962	21.9%	188,458	21.1%	163,567	23.7%
Depreciation expense	1,456	0.4%	1,803	0.7%	4,716	0.5%	5,902	0.9%
Amortization expense	563	0.2%	364	0.1%	1,672	0.2%	1,093	0.2%
IPO transaction-related costs	9,322	2.8%	—	0.0%	10,008	1.1%	—	0.0%
Restructuring expense	31	0.0%	145	0.1%	130	0.0%	166	0.0%
Income (loss) from operations	(2,922)	(0.9)%	242	0.1%	(4,303)	(0.5)%	(13,727)	(2.0)%
Other income, net
Interest expense	(892)	(0.3)%	(1,022)	(0.4)%	(3,150)	(0.4)%	(3,070)	(0.4)%
Other income, net	200	0.1%	137	0.1%	596	0.1%	36	0.0%
Loss from continuing operations before income taxes	(3,614)	(1.1)%	(643)	(0.3)%	(6,857)	(0.8)%	(16,761)	(2.4)%
Income tax benefit (expense)	(1,989)	(0.6)%	394	0.2%	(1,076)	(0.1)%	5,950	0.9%
Loss from continuing operations	(5,603)	(1.7)%	(249)	(0.1)%	(7,933)	(0.9)%	(10,811)	(1.6)%
Income from discontinued operations, net of tax provision of ($54), ($168), ($237) and ($25), respectively	90	0.0%	289	0.1%	341	0.0%	48	0.0%
Net income (loss)	$(5,513)	(1.7)%	$40	0.0%	$(7,592)	(0.9)%	$(10,763)	(1.6)%
Three months ended September 30, 2013 compared to three months ended September 30, 2012
Net sales
For the three months ended September 30, 2013, net sales increased $72.7 million, or 28.4%, to $328.5 million from $255.8 million during the three months ended September 30, 2012. We estimate our sales volume increased approximately 23.4% while commodity price inflation resulted in an additional 5.0% increase in net sales. The increase in sales volume was driven primarily by increased single-family housing starts (as described below), $8.2 million in net sales from the acquisitions of TBSG and Chesapeake and increases in demand from higher repair and remodel activity. According to the U.S. Census Bureau, single-family housing starts, which were the primary driver for approximately 75% of our sales for the three months ended September 30, 2013, increased 15.1% for the two months ended August 31, 2013 as compared to the same period in the prior year.

The following table shows sales classified by major product category:

	Three months ended September 30, 2013		Three months ended September 30, 2012
(dollars in thousands)	Sales	% of Sales	Sales	% of Sales	% Change
Structural components	$46,335	14.1%	$28,978	11.3%	59.9%
Millwork & other interior products	58,215	17.7%	47,956	18.7%	21.4%
Lumber & lumber sheet goods	114,147	34.8%	91,394	35.7%	24.9%
Windows & other exterior products	71,463	21.8%	54,803	21.4%	30.4%
Other building products & services	38,308	11.6%	32,702	12.9%	17.1%
Total sales	$328,468	100.0%	$255,833	100.0%	28.4%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 14.0% higher during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Structural components growth exceeded that of our other product categories primarily as a result of acquisitions.
Cost of goods sold
For the three months ended September 30, 2013, cost of goods sold increased $55.8 million, or 28.3%, to $253.1 million from $197.3 million during the three months ended September 30, 2012. We estimate our cost of sales increased approximately 23.3% as a result of increased sales volumes, while commodity cost inflation resulted in an additional 5.0% increase in cost of goods sold.
Gross profit
For the three months ended September 30, 2013, gross profit increased $16.9 million, or 28.8%, to $75.4 million from $58.5 million for the three months ended September 30, 2012, driven primarily by increased sales volumes. Our gross profit as a percentage of net sales (“gross margin”) was 22.9% for the three months ended September 30, 2013 and the three months ended September 30, 2012.
Operating expenses
For the three months ended September 30, 2013, selling, general and administrative expenses increased $10.9 million, or 19.6%, to $66.9 million from $56.0 million for the three months ended September 30, 2012. This was driven primarily by variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, which increased by $5.8 million in the aggregate for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. For the three months ended September 30, 2013, the acquisitions of TBSG and Chesapeake added $1.7 million of selling, general and administrative expenses.
For the three months ended September 30, 2013, the Company incurred $9.3 million of non-capitalizable costs associated with our IPO, which included a $9.0 million fee for terminating our management services agreement with Gores.
For the three months ended September 30, 2013, depreciation expense decreased $0.3 million, or 19.2%, to $1.5 million from $1.8 million during the three months ended September 30, 2012, driven primarily by the full depreciation of certain fixed assets.
For the three months ended September 30, 2013, amortization expense increased to $0.6 million from $0.4 million for the three months ended September 30, 2012, due primarily to amortization of intangible assets acquired in the TBSG and Chesapeake acquisitions.
Other income (expenses)
Interest expense. For the three months ended September 30, 2013, interest expense was $0.9 million compared to $1.0 million for the three months ended September 30, 2012. This decrease relates primarily to (i) lower average Revolver borrowing rates resulting from the December 2012 and June 2013 amendments to the Credit Agreement, which lowered interest rate margins by 50 basis points and 75 basis points, respectively, and (ii) lower deferred financing cost amortization resulting from the extension of the maturity date of the Credit Agreement, offset by (iii) higher average Revolver borrowings and (iv) interest expense related to a capital lease assumed in the TBSG acquisition.
Income tax from continuing operations
For the three months ended September 30, 2013, income tax expense from continuing operations increased $2.4 million, or 604.8%, to $2.0 million from an income tax benefit of $0.4 million for the three months ended September 30, 2012, driven primarily by a reduction in our loss from continuing operations before income taxes and the non-deductibility of the termination fee of $9.0 million related to our management services agreement with Gores. The effective tax rate from continuing operations for the three months ended September 30, 2013 was (55.0)% compared to 61.3% for the three months ended September 30, 2012. The decrease in the effective tax rate is primarily due to the domestic manufacturing deduction tax benefit, which was not available in the prior year due to the Company’s tax operating loss position, changes to the valuation allowance against the Company’s deferred tax assets, the non-deductibility of the termination fee paid to Gores and the capitalization of certain costs.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
Net sales
For the nine months ended September 30, 2013, net sales increased $201.5 million, or 29.2%, to $891.8 million from $690.3 million during the nine months ended September 30, 2012. We estimate our sales volume increased approximately 19.9% while commodity price inflation resulted in an additional 9.3% increase in net sales. The increase in sales volume was driven primarily by increased single-family housing starts (as described below), $21.5 million in net sales from the acquisitions of TBSG and Chesapeake and increases in demand from higher repair and remodel activity. According to the U.S. Census Bureau, single-family housing starts, which were the primary driver for approximately 75% of our sales for the nine months ended September 30, 2013, increased 19.3% for the eight months ended August 31, 2013 as compared to the same period in the prior year.
The following table shows sales classified by major product category:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
(dollars in thousands)	Sales	% of Sales	Sales	% of Sales	% Change
Structural components	$117,367	13.2%	$77,818	11.3%	50.8%
Millwork & other interior products	161,213	18.1%	130,793	18.9%	23.3%
Lumber & lumber sheet goods	329,744	37.0%	240,884	34.9%	36.9%
Windows & other exterior products	182,062	20.4%	150,335	21.8%	21.1%
Other building products & services	101,461	11.3%	90,434	13.1%	12.2%
Total sales	$891,847	100.0%	$690,264	100.0%	29.2%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 26.4% higher during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This commodity price inflation has resulted in sales growth for lumber & lumber sheet goods exceeding that of our other product categories excluding structural components, which was impacted by acquisitions. Windows & other exterior products and other building products & services include subcategories, such as roofing, siding and hardware, which are driven more by the repair and remodel market and therefore experienced slower growth in sales volumes than other product categories.
Cost of goods sold
For the nine months ended September 30, 2013, cost of goods sold increased $157.9 million, or 29.6%, to $691.2 million from $533.3 million during the nine months ended September 30, 2012. We estimate our cost of sales increased approximately 20.1% as a result of increased sales volumes, while commodity cost inflation resulted in an additional 9.5% increase in cost of goods sold.

Gross profit
For the nine months ended September 30, 2013, gross profit increased $43.7 million, or 27.8%, to $200.7 million from $157.0 million for the nine months ended September 30, 2012, driven primarily by increased sales volumes. Our gross margin decreased to 22.5% for the nine months ended September 30, 2013 from 22.7% for the nine months ended September 30, 2012, primarily as a result of the increased percentage of net sales attributable to lumber & lumber sheet goods, which have lower margins.
Operating expenses
For the nine months ended September 30, 2013, selling, general and administrative expenses increased $24.9 million, or 15.2%, to $188.5 million from $163.6 million for the nine months ended September 30, 2012. This was driven primarily by variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, which increased by $13.7 million in the aggregate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the acquisitions of TBSG and Chesapeake added $4.5 million of selling, general and administrative expenses, inclusive of $0.3 million of acquisition costs.
For the nine months ended September 30, 2013 the Company incurred $10.0 million of non-capitalizable costs associated with our IPO, which included a $9.0 million fee for terminating our management services agreement with Gores.
For the nine months ended September 30, 2013, depreciation expense decreased $1.2 million, or 20.1%, to $4.7 million from $5.9 million during the nine months ended September 30, 2012, driven primarily by the full depreciation of certain fixed assets.
For the nine months ended September 30, 2013, amortization expense increased to $1.7 million from $1.1 million for the nine months ended September 30, 2012, due primarily to amortization of intangible assets acquired in the TBSG and Chesapeake acquisitions.
Other income (expenses)
Interest expense. For the nine months ended September 30, 2013, interest expense was $3.2 million compared to $3.1 million for the nine months ended September 30, 2012. This increase relates primarily to (i) higher average Revolver borrowings and (ii) interest expense related to a capital lease assumed in the TBSG acquisition, offset by (iii) lower average Revolver borrowing rates resulting from the December 2012 and June 2013 amendments to the Credit Agreement, which lowered interest rate margins by 50 basis points and 75 basis points, respectively, and (iv) lower deferred financing cost amortization resulting from the extension of the maturity date of the Credit Agreement.
Other income, net. For the nine months ended September 30, 2013, other income, net was $0.6 million compared to $0.0 million for the nine months ended September 30, 2012. Other income for the nine months ended September 30, 2012 was offset by $0.3 million of other expense related to the write-off of a tax indemnification asset. There was no comparable expense during the nine months ended September 30, 2013. Further, we recognized approximately $0.1 million in rental income during the nine months ended September 30, 2013 related to a subleased property.
Income tax from continuing operations
For the nine months ended September 30, 2013, income tax expense from continuing operations increased $7.1 million, or 118.1%, to $1.1 million from an income tax benefit of $6.0 million for the nine months ended September 30, 2012, driven primarily by a reduction in our loss from continuing operations before income taxes and the non-deductibility of the $9.0 million fee paid to Gores for terminating our management services agreement with Gores. The effective tax rate from continuing operations for the nine months ended September 30, 2013 was (15.7)% compared to an effective income tax rate of 35.5% for the nine months ended September 30, 2012. The decrease in the effective tax rate is primarily due to the domestic manufacturing deduction tax benefit which was not available in the prior year due to the Company’s tax operating loss position, changes to the valuation allowance against the Company’s deferred tax assets, the non-deductibility of the termination fee paid to Gores and the capitalization of certain costs.

Liquidity and capital resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. Since 2010, our capital resources have primarily consisted of cash and cash equivalents, borrowings under our Revolver and proceeds from our IPO.
The homebuilding industry, and therefore our business, experienced a significant downturn that started in 2006. However, activity improved as 2012 saw the first meaningful increase in housing starts since the downturn began. We are expecting increased stability and continued improvement in the housing industry in 2013. Beyond 2013, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including, among others, national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory and interest rates. Due to the transaction expenses associated with our IPO in 2013 and the effects of the significant housing industry downturn, our operations incurred operating losses and used cash for operations for the nine months ended September 30, 2013 and 2012. We are not expecting our cash flows from operations to be positive in 2013 due primarily to increased working capital requirements related to increasing revenues.
Our liquidity at September 30, 2013 was $92.0 million, which includes $10.5 million in cash and cash equivalents and $81.5 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical cash flow information
Adjusted working capital*
Adjusted working capital was $112.9 million and $81.3 million as of September 30, 2013 and December 31, 2012, respectively, as summarized in the following table:

(dollars in thousands)	September 30, 2013	December 31, 2012
Adjusted working capital:
Accounts receivable, net	$125,413	$90,297
Inventories, net	95,043	73,918
Income taxes payable	(6,100)	(2,939)
Accounts payable	(87,954)	(74,231)
Other current liabilities, net	(13,543)	(5,740)
Total	$112,859	$81,305
*Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s financial position and liquidity. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as current assets, as determined under GAAP, excluding cash and cash equivalents and restricted assets, minus current liabilities, as determined under GAAP, excluding the Revolver. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP or as an indication of our performance. Our calculation of adjusted working capital is not necessarily comparable to similarly titled measures reported by other companies.

Accounts receivable, net, increased $35.1 million from December 31, 2012 to September 30, 2013 primarily as a result of year-over-year increases in third quarter net sales and seasonal increases since December 31, 2012. Days sales outstanding at September 30, 2013 and December 31, 2012 (measured against net sales in the current fiscal quarter of each period) were approximately 34 and 33 days, respectively.

Inventories, net, increased $21.1 million from December 31, 2012 to September 30, 2013 due to increases in inventory purchases to support higher net sales. Inventory days on hand at September 30, 2013 and December 31, 2012 (measured against cost of goods sold in the current fiscal quarter of each period) were approximately 34 and 35 days, respectively.

Income taxes payable increased $3.2 million from December 31, 2012 to September 30, 2013 due to the Company's taxable income position for the nine months ended September 30, 2013, which primarily results from a smaller depreciation deduction for income tax purposes as compared to depreciation expense under GAAP and the non-deductibility of the $9.0 million fee paid to Gores for terminating our management services agreement with Gores.
Accounts payable increased $13.7 million from December 31, 2012 to September 30, 2013 primarily due to an increase in the volume of inventory purchases.
Other current liabilities, net, increased $7.8 million from December 31, 2012 to September 30, 2013 primarily due to (i) a $9.2 million increase in accrued expenses resulting from seasonal increases in business activity and (ii) a $3.4 million decrease in assets held for sale resulting from the sale of two properties during the nine months ended September 30, 2013, offset by (iii) a $3.9 million increase in costs in excess of billings on uncompleted contracts resulting from an increase in construction contracts and (iv) a $2.4 million increase in deferred tax assets due to an increase in current liability reserves that are generally non-deductible for income tax purposes until paid.
 Cash flows from operating activities
Net cash used by operating activities was $34.5 million and $24.7 million for the nine months ended September 30, 2013 and 2012, respectively, as summarized in the following table:

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Operating cash flows:
Net loss	$(7,592)	$(10,763)
Non-cash expenses	11,415	12,248
Gain on sale of assets	(270)	(567)
Change in deferred income taxes	(3,723)	(3,196)
Change in working capital and other	(34,360)	(22,406)
Total	$(34,530)	$(24,684)
Net cash used by operating activities increased by $9.8 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the following:

•	Net loss declined by $3.2 million (inclusive of $10.0 million of IPO transaction-related costs) as discussed in “Operating Results” above.

•
Non-cash expenses declined by $0.8 million due primarily to a reduction in non-cash stock compensation expense of $0.5 million and a reduction in depreciation expense of $0.5 million, which was driven by a reduction in the size of our distribution fleet and the full depreciation of certain fixed assets, offset by an increase in intangible asset amortization expense of $0.6 million resulting from the amortization of intangible assets acquired in the TBSG and Chesapeake acquisitions.

•	Gain on sale of assets and equipment declined by $0.3 million as a result of fewer disposals of excess vehicles.

•
Change in deferred income taxes declined by $0.5 million due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from the decrease in depreciation expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

•
Changes in working capital and other declined by $12.0 million due primarily to the receipt of $16.4 million of income tax refunds during the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2013.

Cash flows from investing activities
Net cash provided by investing activities was $1.3 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively, as summarized in the following table:

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Investing cash flows:
Purchases of property and equipment	$(2,574)	$(2,382)
Purchase of business	(2,373)	—
Proceeds from the sale of property, equipment and real estate held for sale	3,070	922
Change in restricted cash	3,223	3,458
Total	$1,346	$1,998
Cash used for the purchase of property and equipment for the nine months ended September 30, 2013 and 2012 resulted from the replacement of certain aged vehicles and equipment in order to minimize maintenance costs and asset down time.
Cash used for the purchase of businesses resulted from the acquisition of Chesapeake during the nine months ended September 30, 2013. See Note 5 to our unaudited financial statements included in this Quarterly Report on Form 10-Q.
Cash provided by the sale of property, equipment and real estate of $3.1 million for the nine months ended September 30, 2013 resulted primarily from the sale of two properties for $2.8 million. Cash provided by the sale of property, equipment and real estate of $0.9 million for the nine months ended September 30, 2012 resulted primarily from the sale of excess or underutilized assets arising from our restructuring and business optimization activities.
Cash provided by restricted assets during the nine months ended September 30, 2013 and 2012 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims to the Company.
Cash flows from financing activities
Net cash provided by financing activities was $41.0 million and $26.2 million for the nine months ended September 30, 2013 and 2012, respectively, as summarized in the following table:

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Financing cash flows:
Proceeds (repayments of proceeds) from Revolver, net	$(12,145)	$27,460
Proceeds from issuance of common stock, net of offering costs	55,821	—
Payments on capital leases and other	(2,657)	(1,277)
Total	$41,019	$26,183
During the nine months ended September 30, 2013, we completed our IPO and received net proceeds of $55.8 million after deducting underwriting discounts of $4.3 million and other expenses directly associated with the IPO of $1.6 million. Of this amount, $46.8 million was used to pay down outstanding balances under the Revolver and $9.0 million was paid to Gores to terminate our management services agreement with Gores. Proceeds from the Revolver were primarily used to fund cash used by operating activities and other uses of cash from financing activities for the nine months ended September 30, 2013 and 2012.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2013 capital expenditures to be approximately $8.0 to $13.0 million (including the incurrence of capital lease obligations) primarily related to rolling stock and equipment, including lease buyouts, and facility improvements to support our operations.
Revolving credit facility
On September 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement was amended during 2010, 2011, 2012 and 2013. The most recent amendment, which was entered into on October 3, 2013, provides us with the option to enter into LIBOR Rate loans for periods of one, two, three or six months, whereas previously we only had the option to enter into three and six month LIBOR Rate loans.
The Revolver has a maximum availability of $150.0 million, subject to an asset borrowing formula based on eligible accounts receivable, credit card receivables and inventory. We were in compliance with all debt covenants for the nine months ended September 30, 2013.
Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate) plus a Base Rate Margin (which ranges from 0.50% to 1.00% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.50% to 2.00% based on Revolver availability).
The Credit Agreement provides that we can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.375% if the average daily usage is $75 million or below and 0.25% if the average daily usage is above $75 million. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement also includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00, as defined in the Credit Agreement. However, the financial covenant is only applicable if the sum of availability under the Revolver plus Qualified Cash falls below $15 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $15 million for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2013.
We had outstanding borrowings of $60.1 million with net availability of $81.5 million as of September 30, 2013. The interest rate on outstanding LIBOR Rate borrowings of $51.0 million was 2.3% and the interest rate on outstanding Base Rate borrowings of $9.1 million was 4.25% as of September 30, 2013. We had $8.4 million in letters of credit outstanding under the Credit Agreement as of September 30, 2013. The Revolver is collateralized by substantially all of our assets.
Contractual obligations and commercial commitments
Outstanding borrowings under the Revolver decreased from $72.2 million at December 31, 2012 to $60.1 million at September 30, 2013. We borrowed on the Revolver to fund the acquisition of Chesapeake in April 2013 and subsequently used $46.8 million of IPO proceeds to pay down outstanding balances under the Revolver.
During the three months ended September 30, 2013, the Company entered into contracts to purchase fleet and certain equipment which are non-cancellable, enforceable and legally binding on us. As of September 30, 2013, these purchase obligations totaled $10.8 million. The Company expects to pay for these assets over the six month period ending March 31, 2014.
Off-balance sheet arrangements
At September 30, 2013 and December 31, 2012, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

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
ITEM 4    CONTROLS AND PROCEDURES
Disclosure controls and procedures
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 because of the material weakness in our internal control over financial reporting as previously discussed in Stock Building Supply Holdings, Inc.'s registration statement on Form S-1 (No.333-189368).
Remediation plan for material weakness
We are taking steps to remediate the material weakness, including designing and implementing improved processes and controls related to the review of the underlying assumptions and inputs to be used in valuations and the evaluation of how different value outputs may give rise to different equity accounting treatments. Further, the completion of our IPO on August 14, 2013 created an active market for our common stock. In valuing the equity based awards issued upon the consummation of our IPO, we used quoted market prices for our common stock, and we will use quoted market prices for our common stock, where applicable, in future valuations. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness described above or to avoid potential future material weaknesses.
Changes in internal control over financial reporting
Except as described above in “—Remediation Plan for Material Weakness,” there was no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, product warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance in such amounts in excess of our self-insurance as we believe to be reasonable under the circumstances although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
ITEM 1A    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The risks described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
Not applicable.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013)

3.2
Amended and Restated Bylaws of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013)

10.1
Director Nomination Agreement, dated as of August 14, 2013, by and among Stock Building Supply Holdings, Inc. and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.2
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and Jeffrey G. Rea (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.3
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.4
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and Bryan J. Yeazel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.5
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.6
Amendment No. 10 to Credit Agreement, dated as of October 3, 2013, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: October 31, 2013	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)