Form 10-Q/A
period 2013-09-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2013-11-01
CIK 1574815

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

i

EXPLANATORY NOTE
The sole purpose of this amendment (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on October 31, 2013, is to file Exhibit 10.6, which was inadvertently omitted from the original filing of the Form 10-Q.
This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 10.6, 31.3 and 31.4. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ii

PART II. OTHER INFORMATION
ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013)

3.2
Amended and Restated Bylaws of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013)

10.1
Director Nomination Agreement, dated as of August 14, 2013, by and among Stock Building Supply Holdings, Inc. and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.2
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and Jeffrey G. Rea (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.3
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.4
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and Bryan J. Yeazel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.5
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.6**
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

31.3**	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4**
Certification by James F. Major, Jr., Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#*	XBRL Instance Document
101.SCH#*	XBRL Taxonomy Extension Schema Document
101.CAL#*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#*	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
#    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*    Previously included in original filing on October 31, 2013
**    Filed herewith.

iii

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: November 1, 2013	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

iv