Form 10-K
period 2013-12-31
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2014-03-04
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-K
_____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Address of principal executive offices, including zip code)

(919) 431-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the Registrant's equity securities.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at February 28, 2014 was 26,112,007 shares.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2013.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

Cautionary Statement with Respect to Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	inflation or deflation of prices of our products;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort and other claims and legal proceedings;

•	our ability to maintain profitability;

•	failure of the residential renovation and improvement activities to return to historic levels;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our concentration of business in the Texas, North Carolina, Utah, California and Georgia markets;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	the impact of federal, state, local and other laws and regulations;

•	the potential loss of significant customers;

•	our ability to obtain additional financing on acceptable terms;

•	the various financial covenants in our secured credit agreement (the "Credit Agreement");

•	disruptions in our information technology ("IT") systems;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation; and

•	cybersecurity risks.

     Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

PART I
Item 1. Business

Overview

Stock Building Supply Holdings, Inc. and its subsidiaries (the "Company," "we," "us" and "our") is a large, diversified lumber and building materials ("LBM") distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products ("EWP"), trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer approximately 39,000 stock keeping units ("SKUs"), as well as a broad range of customized products, all sourced through our strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.

We have operations in 14 states that accounted for approximately 56% of 2013 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary operating regions include the South and West regions of the United States (as defined by the U.S. Census Bureau), with a significant portion of our net sales derived from markets within Texas, North Carolina, Utah, California and Georgia. We serve our customers from 69 locations, which include 48 distribution and retail operations, 20 millwork fabrication operations, 14 structural components fabrication operations and 15 flooring operations. Given the local nature of our business, we locate our facilities in close proximity to our key customers and often co-locate multiple operations in one facility to increase customer service and efficiency.

Our Industry

The LBM distribution industry in the United States is highly fragmented, with a number of retailers and distributors offering a broad range of products and services. Demand for our products is principally influenced by new residential construction and residential repair and remodeling activity. From 2005 to 2011, single-family housing starts in the United States declined by approximately 75%. According to the U.S. Census Bureau, single-family housing starts in 2011 were 0.43 million, which was significantly less than the 50-year average rate of approximately 1.0 million units per year. Following several challenging years, single-family housing starts increased in 2013 and 2012 to 0.62 million and 0.54 million, respectively, and, as a result, demand for the products we distribute and for our services has also increased. We believe that there is considerable growth potential in the U.S. housing sector. As of December 2013, McGraw-Hill Construction forecasts that U.S. single-family housing starts will increase to 1.0 million in 2015. Additionally, the S&P / Case-Shiller Index, a leading measure of pricing for the U.S. residential housing market, has increased on a year-over-year basis for 19 straight months as of December 2013 and is at its highest levels since July 2008.

The products we distribute are also used in professional remodeling and home improvement projects. According to the U.S. Census Bureau, the value of private residential improvement construction put in place in 2013 was $129.9 billion, which represented an increase from the value put in place of $126.0 billion in 2012 and $120.9 billion in 2011, but remained below the value put in place of $144.9 billion in 2006. Several factors, including the overall age of the U.S. housing stock, heightened focus on energy efficiency, rising home prices and availability of consumer capital at historically low interest rates, are expected to drive long-term growth in repair and remodeling expenditures. As of March 2014, the Home Improvement Research Institute ("HIRI") estimated U.S. sales of home maintenance, repair and improvement products to the professional market will grow at a rate of 6.8% in 2014 and 6.0% in 2015.

Our Strategy

We intend to capitalize on our strong market position in LBM distribution to increase revenues and profits and maximize operating cash flow as the U.S. housing market recovers. We seek to achieve this by executing on the following strategies:

Expand our business with existing customers by offering additional value

We plan to continue to grow our net sales by increasing our share of our existing customers’ business. By growing our scale and expanding the products and services we offer in each of our local markets, we believe that we can continue to enhance the value offering for, and relationships with, our existing customers and grow our revenues and profitability. Several of our existing facilities provide only a portion of the value-added solutions our customers need to optimize their construction projects. Products and services we intend to expand organically include millwork and structural components manufacturing, enhanced specification and design services, and additional "LEAN" eBusiness solutions to improve customer service, reduce waste and improve productivity. By continuing to invest systematically in our core LBM capabilities and in technologies that streamline our processes and improve customer service, we believe we can provide a broader range of products and services at each of our locations and that more customers will look to us as the key solution provider for their building needs.

Expand in existing, adjacent and new geographies

We plan to expand our business through organic and acquisitive means in order to take advantage of our national supply chain and broad LBM capabilities. We intend to expand our reach and service capabilities in our current metropolitan areas by opening new locations, relocating facilities as needed and increasing capacity at existing facilities. In addition, while we have operations in 14 states that accounted for approximately 56% of 2013 U.S. single-family housing permits, our markets within those states accounted for less than half of those permits according to the U.S. Census Bureau, providing significant opportunity for growth into markets adjacent to our current markets within these states. Growth opportunities also exist through increasing net sales to remodeling contractors. Our 2013 net sales to repair and remodeling contractors were $201.1 million, which represented less than 1% of 2013 U.S. sales of home maintenance, repair and improvement products to the professional market of $78.9 billion, as reported by HIRI. We believe that our scale, integrated supply chain, product knowledge, eBusiness solutions and professional customer service will enable us to grow significantly as we expand in our existing markets and in markets adjacent to our existing markets within the states where we currently operate, as well as into additional states as market and competitive conditions support further growth. We believe that our balance sheet and liquidity position will support our growth strategy.

Deliver leading customer service, productivity and operational excellence as our business grows

We strive for continued operational excellence. We have implemented a talent training and development program focused on specific skills training, business development and LEAN initiatives. Using these skills, our branch managers, regional management and senior leadership team continually examine customer service, operating and financial metrics and use this information to optimize regional and local strategies to increase customer service and operating expense productivity. Our management team has also implemented, and will continue to pursue, LEAN business practices to increase productivity. Implementation of these strategies has contributed to a reduction in our selling, general and administrative expense as a percent of net sales from 28.0% in 2011 to 21.3% in 2013. We believe that the customer service and productivity gains we realized from these initiatives will continue as they are implemented more broadly across our organization.

Our Enterprise Resource Planning ("ERP") system has been implemented across all our branches, and our proprietary eBusiness system, which includes Stock Logistics Solutions, will provide the platform for continued service improvements. In addition, we are continuing to implement our Stock Installation Solutions system in 2014, which is designed to track the timing and completion of installation work and will provide further enhancements to our customer service. We will continue to leverage operational best practices and optimize our supplier network in order to improve efficiency and profitability. We believe that there is an opportunity for further margin improvement as we expand our business and continue to implement LEAN initiatives and technology solutions that bring value to our customers.

Selectively pursue strategic acquisitions

Our industry remains highly fragmented. We believe small and larger acquisition opportunities will offer attractive growth characteristics and favorable synergy potential. We intend to focus on using our operating platform and proven integration capabilities to pursue additional acquisition opportunities while minimizing execution risk. We will focus on investments in markets adjacent to our existing operations or acquisitions that enhance our presence and capabilities in our 21 existing metropolitan areas. Additionally, we will consider acquiring operations or companies to enter new geographic regions. We believe our capital structure positions us to acquire businesses we find strategically attractive.

Our Customers

We serve a broad customer base that is a balanced mix of large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We believe we have a diverse geographic footprint as we serve 21 metropolitan areas in 14 states. Approximately 56% of U.S. housing permits in 2013 were issued in states in which we operate. We believe the 21 metropolitan areas we serve are in states that have attractive potential for economic growth based on population migration trends and above-average employment growth.

Our customer base is also highly diversified. As an example, for the year ended December 31, 2013, we had approximately 12,000 buying accounts and our largest 100 customers accounted for approximately 48% of our 2013 net sales, with no single customer accounting for more than 6% of our 2013 net sales.

Our largest customers are comprised primarily of the large production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., Lennar Corporation, PulteGroup, Inc., and Weyerhaeuser Real Estate Company (a subsidiary of Weyerhaeuser Company). In addition to these large production homebuilders, we also service and supply regional and local custom homebuilders. Many of our homebuilder customers require and value significantly higher levels of support from our employees and utilize many of the service and product offerings we provide. Our capabilities allow us also to serve residential remodeling contractors, multi-family and light commercial contractors in each of our markets, which diversifies our customer base. Our sales and service professionals must work very closely with our customers on a day-to-day basis in order to help them scope, specify, bid, construct and complete their projects in a timely and successful manner. These customers have valued and, we believe, will continue to value and utilize the offerings we provide the U.S. residential and light-commercial construction industry.

Our Products and Services

We provide a wide variety of building products and services directly to homebuilder and professional contractor customers. We have a comprehensive offering of approximately 39,000 SKUs, as well as a broad range of customized products, that are available through our distribution locations and, in many instances, delivered to the job site. We manufacture floor trusses, roof trusses, wall panels, stairs, specialty millwork, windows and doors. We also provide an extensive range of installation services and special order products. We believe our broad product and service offerings, combined with our scale and experienced sales force, position our Company to grow significantly as the U.S. housing market recovers.

We group our building products and services into five product categories: structural components, millwork & other interior products, lumber & lumber sheet goods, windows & other exterior products, and other building products & services. For the year ended December 31, 2013, our combined sales of structural components, millwork & other interior products, and windows & other exterior products represented 52% of net sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing sales to each customer. Sales by product category for the years ended December 31, 2013, 2012 and 2011 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating results—2013 compared to 2012—Net sales” and “—2012 compared to 2011—Net sales.”

Structural components.    Structural components are factory-built substitutes for job-site framing and include floor trusses, roof trusses, wall panels, and engineered wood that in many cases we design and cut for each home. Our manufactured structural components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses and wall panels are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without structural components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time.

In addition to increased efficiency and improved quality, a primary benefit of using structural components is shortening cycle time from start to completion, eliminating job-site waste and clutter and minimizing the amount of skilled labor that must be sourced for a job site. As the housing market recovers, we believe these factors will increase demand for structural components relative to total housing starts and provide opportunities for incremental revenue and gross profit growth.

Millwork & other interior products.    The millwork & other interior products category includes interior doors, interior trim, custom millwork, moldings, stairs and stair parts, flooring, cabinets, gypsum and other products that are used primarily inside the structure of the home. We pre-hang interior doors in many of our markets, which consists of attaching hinges and door jambs to a door slab, thereby reducing on-site installation time and providing a higher quality finished door unit than those constructed on site. We also sell and install flooring products, primarily as a subcontractor for the professional homebuilder, through our Coleman Floor and several other Company locations. These and other interior products typically require a higher degree of product knowledge and training to sell. As we continue to emphasize higher value-added product lines, we expect the millwork & other interior products category to contribute increasingly to our overall sales and profitability.

Lumber & lumber sheet goods.    Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board ("OSB") products used in on-site house framing. In 2013, this product line was approximately 36% of our net sales, and revenue dollars increased approximately 28% from 2012, partly due to increases in the cost of these goods.

Windows & other exterior products.    The windows & other exterior products category includes exterior door units, as well as exterior products such as roofing and siding. Selecting, designing and managing the procurement of the proper window package for performance and architectural reasons is a key service provided by our skilled employees. Additionally, our prehung exterior doors consist of a door slab with hinges and door jambs attached, thereby reducing on-site installation time and providing higher quality finished door units than those constructed on site.

Other building products & services.    Other building products & services consist of various products, including hardware, boards and insulation. This category also includes design assistance and professional installation services of products spanning most of our product categories. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, supplier and subcontractor management, and other services resulting in reduced cycle time, simplified administration and better cost controls.

We also provide professional estimating, product advisory and product display services that assist homebuilders and their clients in selecting the appropriate mix of products to meet their needs. We believe these services require scale, capital and sophistication that smaller competitors often do not possess.

Manufacturing

Our manufacturing facilities and related design capabilities are utilized to improve quality, cost and service to our homebuilder and repair and remodel customers. We utilize specialized assembly and manufacturing technology, building science-based material selection and various design software packages to improve product quality, increase efficiency, reduce lead times and provide cost-effective products for our customers. We manufacture and assemble products within three of our product categories: structural components, millwork & other interior products, and windows & other exterior products. As the housing recovery continues, we expect the services provided by our manufacturing and design capabilities to become more important in helping our customers to meet their client and customer commitments and improve their operations. In 2013, manufactured products represented approximately 12.4% of our net sales.

Sales and Marketing

We seek to attract and retain customers through exceptional customer service, leading product quality, broad product and service offerings and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. We strive to add value for homebuilders through solution-based selling, improved product selection and procurement processes, lower material costs and general project coordination and support. By executing this strategy, we believe we will continue to generate incremental sales volumes with new and existing customers.

Our experienced sales and service professionals are at the core of our customer growth and expansion efforts. We deploy salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, contractor, local purchasing agent or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder or contractor, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder or contractor in areas such as opportunities for cost optimization, increased building or project efficiencies, and regional product preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, our employees make frequent site visits to ensure timely delivery and installation and to provide general service support. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At January 31, 2014, we employed approximately 467 sales professionals.

Materials and Supplier Relationships

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, EWP, windows, doors and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, Louisiana Pacific and Weyerhaeuser Company and building products manufacturers such as JELD-WEN, inc., Moulding and Millwork Inc., MI Windows and Doors, Inc., James Hardie and Norbord, Inc. We believe there is sufficient supply in the marketplace to source most of our requirements competitively without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. We also work with our suppliers to ensure that we have sufficient adaptability and flexibility to service our customers' needs as they evolve and as their markets grow. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our, and our suppliers’, broad footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 1,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchases from any single supplier represented more than 9% of our total materials purchases in 2013, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We seek to maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings and purchasing synergies that would further enhance our gross margins (defined as gross profit as a percentage of net sales) and cash flow.

Competition

We compete in the professional building contractor segment of the U.S. residential new construction building products supply market (the “Pro Segment”). Our customers primarily consist of professional homebuilders and those that provide construction services to them. We focus on a distinctly different target market than home center retailers such as The Home Depot and Lowe’s, which currently primarily serve do-it-yourself and remodeling customers. The principal methods of competition in the Pro Segment are developing long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, as well as offering value-added products and services such as structural components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to supply our customers cost-effectively, which both enhances profitability and reduces the risk of losing customers to competitors.

We have and will continue to experience competition for homebuilder business. Many of our competitors are predominantly small, privately owned companies, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated IT systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge, integrated supply chain and competitive pricing. Our largest competitors in our markets include 84 Lumber Co., Builders FirstSource, Inc., Building Materials Holding Corporation and Pro-Build Holdings, Inc. Some of our competitors are larger than we are and may have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement.

Employees

At January 31, 2014, we had approximately 3,025 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our ongoing development programs to our professional employees and an entrepreneurial, performance-based culture provide significant benefits to our customers.

IT Systems

Our primary ERP system, which we use for all of our operations, was purchased from NxTrend (now a division of Infor) and has been highly customized for our needs. The system has been designed to operate our businesses in an efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment. As this ERP platform supported our business in 2006 when our sales volumes, number of locations and revenues were significantly larger, we believe this platform to be scalable and able to support our growth.

We have a single financial reporting system that has been highly customized for our business. Consolidated financial, sales and workforce reporting is integrated using Oracle Business Intelligence system and custom databases, which aggregates data from our ERP system along with workforce information from our third-party payroll administrator. This technology platform provides management with robust corporate and location level performance management capabilities by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

We utilize proprietary software in our distribution and installation operations. Stock Logistics Solutions schedules orders from our ERP system for delivery, utilizes GPS and mobile technology in our delivery fleet and provides customers with real-time information on their order status, including notification and pictures of completed deliveries. Stock Installation Solutions is a system designed to improve the execution of our installation services and facilitate more effective communication with customers. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in designing and manufacturing structural components, analyzing blueprints to generate material lists and purchasing lumber products at the lowest cost.

Seasonality and Other Factors

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and other factors” for a discussion of seasonality and other factors contributing to variability in our quarterly results.

History

The Company’s predecessor was founded as Carolina Builders Corporation in Raleigh, North Carolina in 1922 and began operating under the Stock Building Supply name in 2003. In addition, certain companies acquired by us were founded as early as 1822.

In May 2009, Gores Building Holdings, LLC ("Gores Holdings"), an affiliate of The Gores Group, LLC ("Gores"), acquired 51% of the voting interests of our subsidiary, Stock Building Supply Holdings, LLC, through a newly formed subsidiary, Saturn Acquisition Holdings, LLC, from an affiliate of Wolseley plc ("Wolseley"). Immediately after the acquisition, we entered into a prepackaged reorganization plan pursuant to Chapter 11 of the Bankruptcy Code. The prepackaged reorganization was pursuant to a pre-arranged plan with the Company’s creditors, which took effect upon filing and enabled us to terminate certain real property leases in undesirable locations in exchange for payment of a statutory amount of damages. The reorganization, which was undertaken in less than two months, did not include a compromise of any claims of any suppliers, creditors or employees. In November 2011, Gores Holdings purchased the remaining minority interest in us from Wolseley. On May 2, 2013, Saturn Acquisition Holdings, LLC converted to a corporation and changed its name to Stock Building Supply Holdings, Inc. On August 14, 2013, we completed our initial public offering ("IPO") and the Company's common stock is now listed on The NASDAQ Stock Market under the ticker symbol "STCK". Stock Building Supply Holdings, Inc. is a holding company that derives all of its operating income from its subsidiaries.

Intellectual Property

We possess an array of intellectual property rights, including patents, trademarks, trade names, proprietary technology and know-how and other proprietary rights that are important to our brand and marketing strategy. In particular, we maintain registered trademarks for Stock Building Supply® and our logo, as well as for Fortis® and Artrim®, two of our private label lines. In addition, we maintain registered trademarks for the trade names under which many of our local branches operate. While we do not believe our business is dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect all of our intellectual property rights.

Regulation and Legislation

While we are not engaged in a “regulated industry,” we are subject to various federal, state and local government regulations applicable to the business generally in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning, business, environmental and contractor licensing and fire codes. We strive to operate each of our distribution, manufacturing, retail and service facilities in accordance with applicable laws, codes and regulations.

Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the Department of Transportation ("DOT"), which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. See “Risk Factors—Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.” Our operations are also subject to the regulatory jurisdiction of the Occupational Safety and Health Administration ("OSHA"), which has broad administrative powers with respect to workplace and jobsite safety.

Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We have not incurred material costs in the past to comply with environmental laws and regulations. However, we could be subject to material costs, liabilities or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation or enforcement.

As current and former owners, lessees and operators of real property, we can be held liable for the investigation or remediation of contamination on or from such properties, in some circumstances regardless of whether we knew of or caused such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are immaterial, although no assurance can be provided that more significant investigation and remediation will not be required in the future as a result of spills or releases of petroleum products or other hazardous substances or the discovery of currently unknown environmental conditions, or changes in legislation, laws, rules or regulations or their interpretation or enforcement.

Our suppliers are subject to various laws and regulations, including in particular laws and regulations regulating labor, forestry and the environment. We consult with our suppliers as appropriate to confirm they have determined they are in material compliance with applicable laws and regulations. Generally, our suppliers agree contractually to comply with our expectations concerning environmental, labor and health and safety matters.

Products that we import into the United States are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection. In addition, certain of our products are subject to laws and regulations relating to the importation, acquisition or sale of illegally harvested agricultural products and the emissions of hazardous materials. We work closely with our suppliers to help ensure material compliance with the applicable laws and regulations in these areas.

To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our financial condition or operating results. However, there can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations. We did not incur material capital expenditures for environmental controls in fiscal year 2013 and do not anticipate material capital expenditures in this regard in fiscal year 2014.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are, or will be, available through the investor relations section of our website under the links to “SEC Filings.” Our Internet address is www.stocksupply.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our directors and certain senior officers are required to file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A.     Risk Factors
Risks related to our business

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

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012 and led to our filing for bankruptcy in 2009. The U.S. Census Bureau reported approximately 618,000 single-family housing starts for 2013, which is an increase of approximately 15% from 2012, but still well below historical averages. There is significant uncertainty regarding the timing and extent of any recovery in construction and repair and remodeling activity and resulting product demand levels. The positive impact of a recovery on our business may also be dampened to the extent the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our products and services. New U.S. single-family housing starts slowed to a seasonally-adjusted annual rate of 573,000 in January 2014. While we believe weather is a primary cause of this, we cannot assure that conditions will improve with the weather.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential home buyers due to a tight credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets improve and unemployment rates decline. Prolonged weakness in the homebuilding industry would have a significant adverse effect on our business, financial condition and operating results.

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

Our industry is seasonal. Although weather patterns affect our operating results throughout the year, our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. To the extent that hurricanes, severe storms, earthquakes, floods, fires, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. For example, in the first quarter of 2014 to date, many of our customers and local operations were impacted by adverse weather events that slowed construction activity.

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

Many of the building products we distribute, including OSB, plywood, lumber and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time.

Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, we frequently enter into extended pricing commitments, which may compress our gross margins in periods of inflation. At times, the price at which we can charge our customers for any one or more products may even fall below the price at which we can purchase such products, requiring us to incur short-term losses on product sales. We may also be limited in our ability to pass on increases in freight costs on our products due to the price of fuel.

Periods of generally increasing prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. We have generally experienced increasing prices as the homebuilding market has recovered. For the year ended December 31, 2013, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were 19% and 11% higher, respectively, than the prior year. Our lumber & lumber sheet goods product category represented approximately 36% of net sales for that period. If lumber or structural panel prices were to decline significantly from current levels, our sales and profits would be negatively affected.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, and other claims and legal proceedings related to our business, products and services as well as services provided for us through third parties.

We are from time to time involved in product liability, warranty, casualty, construction defect, contract, tort and other claims relating to our business, the products we manufacture, distribute or install, and services we provide, either directly or through third parties, that, if adversely determined, could adversely affect our financial condition, operating results and cash flows if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with many of the products we sell, distribute or install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, warranty, casualty, construction defect, contract, tort and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our Company. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results and cash flows.

Pursuant to the restructuring and investment agreement dated May 5, 2009 by and among our predecessor, Saturn Acquisition Holdings, LLC, Gores Holdings and Wolseley, Wolseley agreed to indemnify us for, among other things, losses arising from any third-party claim (i) existing as of May 5, 2009 or (ii) brought or asserted against the Company arising from actions taken by Wolseley or the Company prior to May 5, 2009. In accordance with the restructuring and investment agreement, Wolseley was not liable for any claim for indemnification until the aggregate amount to be recovered by us exceeded $3.0 million, which occurred in 2011. In the event Wolseley is unable or unwilling to satisfy its indemnification obligations to us, we would be responsible for any liabilities arising from actions taken prior to May 5, 2009 and the costs of defending claims related thereto. The resulting increase in our liabilities or litigation expenses could have a material adverse effect on our financial results.

We may be unable to achieve or maintain profitability or positive cash flows from operations.

We have set goals to improve progressively our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal years 2013 and 2012 we had net losses of $4.6 million and $14.5 million, respectively, and used cash from operations of $40.3 million and $12.2 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals or generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

•	grow our revenue through organic growth or through acquisitions;

•	improve our revenue mix by investing (including through acquisitions) in businesses that provide higher gross margins than we have been able to generate historically;

•	achieve improvements in purchasing or maintain or increase our rebates from suppliers through our supplier consolidation and/or low-cost country initiatives;

•	improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

•	maintain or reduce our overhead and support expenses as we grow;

•	effectively evaluate future inventory reserves;

•	collect monies owed from customers;

•	maintain relationships with our significant customers; and

•	integrate any businesses acquired.

Any of these failures or delays may adversely affect our ability to increase our profitability.

Residential renovation and improvement activity levels may not return to historic levels, which may negatively impact our business, liquidity and results of operations.

Our business relies on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our sales related to home improvement, the recent economic decline adversely affected our home improvement business as well. According to the U.S. Census Bureau, residential improvement project spending in the United States increased approximately 3% in 2013 compared to 2012, but remains approximately 10% below its peak in 2006. Continued high unemployment levels, high mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and significantly lower housing turnover, may continue to limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

We cannot predict the timing or strength of a significant recovery, if any. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel, while at the same time controlling our labor costs. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel, including sales force employees with key customer relationships, may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. Our senior management team has more than 145 years of combined experience in manufacturing and distribution, and has been integral to our successful acquisition and integration of businesses to gain scale in our current markets. These factors make our current senior management team uniquely qualified to execute our business strategy. The loss of any member of our senior management team or other experienced, senior employees or sales force employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing wages, labor relations or healthcare benefits, and health and other insurance costs. In addition, we compete with other companies for many of our employees in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. If we are unable to attract or retain highly qualified employees in the future, it could adversely impact our operating results.

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

We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our employees to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected purchasing experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations. In the event that we grow very rapidly, there can be no assurance that we will be able to keep up, expand or adapt our IT infrastructure to meet evolving demand on a timely basis and at a commercially reasonable cost, or at all. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the initiatives might fail altogether.

We occupy most of our facilities under long-term non-cancellable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are located in leased premises. Many of our current leases are non-cancellable and typically have initial terms ranging from five to ten years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancellable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our financial condition, operating results and cash flows. For example, in response to the significant downturn in the homebuilding industry that began in 2006, we determined that it was necessary to discontinue operations in certain unprofitable markets. Because we were unable to terminate leases in these locations and were no longer able to make required payments under the leases, we undertook a prepackaged reorganization under the bankruptcy code in 2009 in order to terminate the real property leases in those markets in exchange for payment of a statutory amount of damages.

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

Homebuilding activities in the Texas, North Carolina, Utah, California and Georgia markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the Texas, North Carolina, Utah, California and Georgia markets, which represented approximately 32%, 15%, 10%, 10% and 10%, respectively, of our 2013 total net sales. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions can depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of federal cutbacks. If homebuilding activity declines in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and may negatively impact our operating results.

We may be unable to manage effectively our inventory and working capital as our sales volume increases or material prices fluctuate, which could have a material adverse effect on our business, financial condition and operating results.

We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. This requires us to forecast our sales and purchase accordingly. In periods of growth, it can be especially difficult to forecast sales accurately. We must also manage our working capital to fund our inventory purchases. Excessive spikes in the market prices of certain building products, such as lumber, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to manage effectively our inventory and working capital as we attempt to grow our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and operating results.

The majority of our net sales are credit sales that are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, and the failure to collect or timely collect monies owed from customers could adversely affect our financial condition.

The majority of our net sales volume in fiscal 2013 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

We are subject to various federal, state, local, and other regulations, including, among other things, regulations promulgated by the DOT, work safety regulations promulgated by the OSHA, employment regulations promulgated by the United States Equal Employment Opportunity Commission, regulations of the United States Department of Labor, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and/or substantial penalties that could adversely affect our financial condition, operating results and cash flows.

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

Our ten largest customers generated approximately 20.7% and 20.5% of our net sales for the years ended December 31, 2013 and 2012, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

We are substantially reliant on liquidity provided by our Credit Agreement and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the housing market improves. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

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

The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.0 as defined therein. However, the covenant is only applicable if the sum of availability under the revolving line of the Credit Agreement ("Revolver") plus Qualified Cash (which includes cash and cash equivalents in deposit accounts or securities accounts or any combination thereof that are subject to a control agreement) falls below $20 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $20 million for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the covenant to become applicable during the year ending December 31, 2014. However, while we would currently satisfy this covenant if it were applicable, should this not be the case, we would evaluate our liquidity options including amending the Credit Agreement, seeking alternative financing arrangements of debt and/or equity and/or selling assets. No assurances can be given that such alternative financing would be available, or if available, under terms similar to our existing Credit Agreement or that we would be able to sell assets on a timely basis.

We may be adversely affected by any disruption in our IT systems.

Our operations are dependent upon our IT systems, which encompass all of our major business functions. Our ERP system, which we use for operations representing virtually all of our sales, is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP system. We rely upon such IT systems to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and distribution activities across all of our products and services. A substantial disruption in our IT systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems or costs will not have a material adverse effect on our financial condition, operating results and cash flows.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the eastern, southern and western United States. Any widespread disruption to our facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. Disruptions to the national or local transportation infrastructure systems including those related to a domestic terrorist attack may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

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

Our business employs systems and a website that allow for the secure storage and transmission of customers’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material breach of cybersecurity. As cyber-attacks become more sophisticated generally, and as we implement changes giving customers greater electronic access to our systems, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or obtain insurance coverage related to the threat of such attacks, as we currently do not carry any such coverage. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our IT, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Risks related to ownership of our common stock

The price of our common stock may fluctuate significantly.

Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:

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

The requirements of being a public company have increased certain of our costs and require significant management focus.

As a public company, our legal, accounting and other expenses associated with compliance-related and other activities have increased. For example, in connection with our IPO, we created new board of directors ("Board") committees and appointed an independent director to comply with the corporate governance requirements of the NASDAQ. Costs to obtain director and officer liability insurance have contributed to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NASDAQ rules and, as a result, you will not have the protections afforded by these corporate governance requirements.

Gores Holdings, an affiliate of Gores, holds a majority of our common stock. As a result, we are considered a “controlled company” for the purposes of the listing requirements of the NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by a group is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ, including the requirements that our Board, our Compensation Committee and our Corporate Governance and Nominating Committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ's corporate governance requirements.

Our majority stockholder, Gores Holdings, has the ability to control significant corporate activities and its majority stockholder's interests may not coincide with yours.

Gores Holdings and its affiliates beneficially owned approximately 61.2% of our common stock as of February 28, 2014. As a result of its current ownership, Gores Holdings (and indirectly, Gores, given its control of Gores Holdings), so long as it holds a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board, the ability to control decision-making with respect to our business direction and policies.

Matters over which Gores Holdings (and indirectly, Gores, given its control of Gores Holdings) can exercise control include:

•	election of directors;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan ("2013 Incentive Plan").

Even if Gores Holdings' ownership of our shares falls below a majority, it may continue to be able to strongly influence or effectively control our decisions. In addition, Gores Holdings has a contractual right to designate a number of directors proportionate to its stock ownership.

Conflicts of interest may arise because some of our directors are affiliated with our largest stockholder.

Messrs. Freedman, Meyer and Yager, who are officers or employees of Gores or its affiliates, serve on our Board. Gores controls Gores Holdings, our majority stockholder. Gores or its affiliates may hold equity interests in entities that directly or indirectly compete with us, and companies in which it or one of its affiliates is an investor or may invest in the future may begin competing with us or become customers of or vendors to the Company. As a result of these relationships, when conflicts between the interests of Gores, on the one hand, and of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board and a majority of our disinterested directors approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (iii) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Gores or any entity that controls, is controlled by or under common control with Gores or any investment funds managed by Gores will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 28, 2014, there were 26,112,007 shares of our common stock outstanding. Our pre-IPO investors own as many as 18,062,007 of these shares, with approximately 15,988,767 of these shares beneficially owned by affiliates of Gores. Gores’ affiliates have the right to require us to register their shares, and our other pre-IPO stockholders have the right to include their shares in any such registration. Sales by such Gores’ affiliates or our other pre-IPO stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

We also have 1,249,489 registered shares of our common stock available for issuance under the 2013 Incentive Plan as of February 28, 2014, not including shares underlying outstanding stock options and restricted stock units (“RSUs”). In addition, as of February 28, 2014, there were issued and outstanding approximately (i) 47,634 shares of restricted stock, (ii) 10,000 RSUs that convert into common stock upon vesting, and (iii) 492,877 options for the purchase of common stock under the 2013 Incentive Plan. Upon vesting, conversion or exercise as applicable, such registered shares can be freely sold in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

•
general economic conditions, including but not limited to housing starts, repair and remodeling activity and light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, relative currency values, mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	actions of suppliers, customers and competitors, including merger and acquisition activities, plant closures and financial failures;

•	litigation, claims and investigations involving the Company;

•	the financial condition and creditworthiness of our customers;

•	cost of compliance with government laws and regulations;

•	weather patterns; and

•	severe weather phenomena such as drought, hurricanes, tornadoes and fire.

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

Certain provisions of our organizational documents and other contractual provisions may make it difficult for stockholders to change the composition of our Board and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include, among other things, the following:

•	a classified Board with three-year staggered terms;

•	the ability of our Board to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•
stockholder action can only be taken at a special or regular meeting and not by written consent following the time that Gores Holdings and its affiliates cease to beneficially own a majority of our common stock;

•	advance notice procedures for nominating candidates to our Board or presenting matters at stockholder meetings;

•	removal of directors only for cause following the time that Gores Holdings and its affiliates cease to beneficially own a majority of our common stock;

•	allowing only our Board to fill vacancies on our Board; and

•
following the time that Gores Holdings and its affiliates cease to beneficially own a majority of our common stock, super-majority voting requirements to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

In addition, we have entered into a Director Nomination Agreement with Gores Holdings that provides Gores Holdings the right to designate nominees for election to our Board for so long as Gores Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding.

We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law , an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we are not subject to any anti-takeover effects of Section 203. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Gores Holdings, its affiliates (including any investment funds managed by Gores) and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the “interested stockholder” definition in our amended and restated certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

While these provisions have the effect of encouraging persons seeking to acquire control of our Company to negotiate with our Board, they could enable the Board to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our Board has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required, however, to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our fiscal year 2014 annual report. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal control could divert our management's attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm will be required to attest formally to the effectiveness of our internal controls over financial reporting beginning with our fiscal year 2014 annual report, as the phase-in period to comply with that requirement will have expired because our gross revenues exceeded $1 billion for the year ended December 31, 2013 and therefore, we are no longer an "emerging growth company." At such time, our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to conclude that we have effective internal control over financial reporting, we may suffer adverse consequences including: our independent registered public accounting firm may be required to note a finding of a material weakness, we may fail to meet our public reporting obligations and/or investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We had a material weakness in the past that we remediated during the third and fourth quarters of 2013.

Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

Our business and stock price may suffer as a result of our lack of public company operating experience. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

Prior to the completion of our IPO in August 2013, we were a privately-held company. Our limited public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition and operating results may be harmed. In addition, as a new public company we may lose research coverage by securities and industry analysts. If we lose securities or industry analyst coverage of our Company, the trading price for our stock may be negatively impacted. If we maintain or obtain new or additional securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing operations across 69 facilities in 14 states throughout the eastern, southern and western United States. These branches are supported from our headquarters in Raleigh, North Carolina. Many of our operations are co-located within a single facility: we have 48 distribution and retail operations, 20 millwork fabrication operations, 14 structural component fabrication operations, and 15 flooring distribution operations. Our distribution and manufacturing facilities and their related uses as of January 31, 2014, are summarized in the table below:

			Facility use
State	Total # of Properties	Approximate aggregate square footage of buildings (millions)	Distribution & retail operations	Millwork fabrication	Structural components fabrication	Flooring operations
Arkansas	1	0.27	1	1		1
California	13	0.34	11	2	1
Florida	1	0.00				1
Georgia	4	0.30	3	2	2
Idaho	1	0.04	1
Maryland	2	0.01				2
New Mexico	2	0.10	1	1	1
North Carolina	11	0.86	5	1	2	5
Pennsylvania	1	0.17	1		1	1
South Carolina	8	0.30	4	1	1	3
Texas	10	1.42	10	4	3
Utah	8	0.37	6	4	2
Virginia	6	0.33	4	3	1	2
Washington	1	0.05	1	1
Raleigh, NC Corporate Office	1	0.04
Total	70	4.60	48	20	14	15

Distribution and retail facilities generally include five to 25 acres of outside storage, a 30,000 to 60,000 square foot warehouse, office and product display space, and 15,000 to 30,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors. The distribution facilities are usually located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. In most markets, at least one of the distribution and retail facilities is situated on a rail line to facilitate the procurement of dimensional lumber in rail car quantities and minimize our cost of goods.

Our fabrication operations produce roof and floor trusses, wall panels, pre-cut engineered wood, stairs, windows, pre-hung interior and exterior doors and custom millwork. In most cases, they are located on the same premises as our distribution and retail facilities, which facilitates the efficient distribution of product to customers. Millwork fabrication operations typically vary in size from 5,000 square feet to 50,000 square feet of warehouse space to accommodate fabrication lines and the storage of base components and finished goods. Structural component fabrication operations vary in size from 20,000 square feet to 50,000 square feet with five to 25 acres of outside storage for lumber and for finished goods.

We lease 58 facilities and own 12 facilities. Our leases typically have an initial operating lease term of five to 10 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and maintenance expenses associated with the properties.

As of January 31, 2014, we operate a fleet of approximately 578 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on efficient scheduling and material handling processes and strategically placed locations, we minimize shipping and freight costs, which are largely passed onto our customers, while maintaining a high degree of local market expertise. We also employ a sales, inventory and operations planning process to forecast local customer demand and adjust product replenishment levels, thereby minimizing working capital requirements while guarding against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

Item 3.    Legal Proceedings
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance in such amounts in excess of our self-insurance as we believe to be reasonable under the circumstances although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “STCK”. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
Third Quarter 2013 (from August 9, 2013)	$15.50	$12.74
Fourth Quarter 2013	$19.02	$12.45

Holders of Record

As of February 28, 2014, there were approximately 15 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We do not plan to pay a regular dividend on our common stock. The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by the Credit Agreement or applicable laws and other factors that our Board may deem relevant.

Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Revolving credit facility.” Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our indebtedness, and will depend upon our operating results, financial condition, capital requirements and other factors that our Board deems relevant.

Stock Performance Graph

The following graph shows a comparison from August 9, 2013 (the date trading commenced on our common stock on NASDAQ) through December 31, 2013 of the cumulative return for our common stock, the Russell 2000 Index and the S&P 600 Building Products Index (ticker symbol "^SP600-201020"). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2011 and 2010 and for the year ended December 31, 2010 were derived from our consolidated financial statements, which are not included herein.

The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this Annual Report on Form 10-K:

	Year Ended December 31,
(in thousands, expect per share data)	2013	2012	2011	2010
Statement of operations data:
Net sales	$1,197,037	$942,398	$759,982	$751,706
Gross profit	274,403	214,728	168,965	164,014
Selling, general and administrative expenses	254,935	221,192	213,036	246,338
Loss from continuing operations	(5,036)	(14,582)	(41,931)	(65,780)
Loss from continuing operations per share - basic and diluted	$(0.38)	$(1.83)	$(2.07)	$(3.01)

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$(40,264)	$(12,243)	$(7,001)	$(57,999)
Investing activities	(1,863)	(4,861)	7,322	8,093
Financing activities	40,574	14,838	138	(20,415)

Other financial data:
Depreciation and amortization	$12,060	$11,718	$16,188	$36,149
Capital expenditures	7,448	2,741	1,339	2,506
EBITDA (1)	14,092	(6,862)	(45,435)	(79,733)
Adjusted EBITDA (1)	27,803	1,993	(30,799)	(57,987)

Balance sheet data (at period end):
Cash and cash equivalents	$1,138	$2,691	$4,957	$4,498
Total current assets	227,134	194,345	155,455	188,227
Property and equipment, net of accumulated depreciation	56,039	55,076	57,759	72,821
Total assets	318,540	286,012	254,641	294,970
Total debt (including current portion)	66,323	79,182	35,915	15,174
Redeemable preferred stock	—	41,477	54,997	50,809
Total stockholders' equity	127,681	34,164	51,426	122,229

(1)
EBITDA is defined as net loss before interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus impairment of assets held for sale, initial public offering ("IPO") transaction-related costs, restructuring expense, bargain purchase gain, discontinued operations, net of taxes, management fees, non-cash compensation expense, acquisition costs, severance and other expense related to store closures and business optimization, other expense related to reduction of a tax indemnification asset and other items. EBITDA and Adjusted EBITDA are intended as supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. EBITDA and Adjusted EBITDA are used in monthly financial reports prepared for management and our Board. We believe that the use of EBITDA and Adjusted EBITDA provide additional tools for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other distribution and retail companies, which may present similar non-GAAP financial measures to investors. However, our calculation of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures reported by other companies. Our management does not consider EBITDA and Adjusted EBITDA in isolation or as alternatives to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. Some of these limitations are: (i) EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; (ii) EBITDA and Adjusted EBITDA do not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt; (iii) EBITDA and Adjusted EBITDA do not reflect our income tax expenses or the cash requirements to pay our taxes; (iv) EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditure or contractual commitments and (v) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in conjunction with GAAP results. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below, and should not rely on any single financial measure to evaluate our business.

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010
Net loss	$(4,635)	$(14,533)	$(42,133)	$(69,994)
Interest expense	3,793	4,037	2,842	1,575
Income tax expense (benefit)	2,874	(8,084)	(22,332)	(47,463)
Depreciation and amortization	12,060	11,718	16,188	36,149
EBITDA	$14,092	$(6,862)	$(45,435)	$(79,733)
Impairment of assets held for sale (a)	432	361	580	2,944
IPO transaction-related costs (b)	10,008	—	—	—
Restructuring expense	141	2,853	1,349	7,089
Bargain purchase gain (c)	—	—	—	(11,223)
Discontinued operations, net of taxes	(401)	(49)	202	4,214
Management fees (d)	1,307	1,379	2,406	2,597
Non-cash compensation expense	1,049	1,305	384	288
Acquisition costs (e)	257	284	1,017	4,086
Severance and other expense related to store closures and business optimization (f)	1,113	2,375	6,761	12,642
Reduction of tax indemnification asset (g)	—	347	1,937	3,056
Other items (h)	(195)	—	—	(3,947)
Adjusted EBITDA	$27,803	$1,993	$(30,799)	$(57,987)

(a)
Impairment of assets held for sale represents the write down of such assets to the lower of depreciated cost or estimated fair value less expected disposition costs. See Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(b)	Represents a $9.0 million fee for terminating our management services agreement with Gores and $1.0 million of other IPO transaction-related costs for the year ended December 31, 2013.
(c)	Represents the excess of the net assets acquired over the purchase price of certain assets and liabilities of National Home Centers, Inc. (“NHC”) in April 2010.
(d)	Represents the expense for management services provided by Gores and by Wolseley through August 2013 and November 2011, respectively, and professional services provided by an affiliate of Gores.
(e)
Represents (i) $0.3 million for each of the years ended December 31, 2013 and 2012 related to the acquisitions of Total Building Services Group, LLC ("TBSG") and Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”), (ii) $0.8 million and $0.2 million for the year ended December 31, 2011 related to an abandoned acquisition and the acquisition of Bison Building Materials, LLC ("Bison"), respectively, and (iii) $2.1 million and $2.0 million for the year ended December 31, 2010 related to the acquisition of NHC and Bison, respectively.

(f)
Represents (i) $0.2 million, $0.5 million, $2.0 million and $1.6 million of severance expense for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, (ii) $0.9 million, $1.8 million, $3.9 million and $7.7 million related to closed locations, consisting of pre-tax losses incurred during closure and post-closure activities, for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, (iii) $1.4 million loss on the sale of land and buildings for the year ended December 31, 2010 and (iv) $0, $0, $0.9 million and $1.9 million of business organization expenses, primarily consulting fees related to cost saving initiatives, for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

(g)
Represents expense related to the reduction of a tax indemnification asset, with a corresponding increase in income tax benefit, for the years ended December 31, 2012, 2011 and 2010. This indemnification asset corresponds to the long-term liability related to uncertain tax positions for which Wolseley had indemnified the Company, which was reduced upon the expiration of the statute of limitations for certain tax periods. See Note 15 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(h)
Represents (i) a gain of $0.2 million for the year ended December 31, 2013 related to the reduction of an earnout liability associated with the TBSG acquisition and (ii) $4.6 million received as proceeds from the settlement of a legal proceeding offset by $0.7 million of expenses related to the Company's prepackaged reorganization for the year ended December 31, 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion and analysis in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis covers periods prior to our initial public offering and related transactions. As a result, the discussion and analysis of historical periods does not reflect the impact that the offering, our conversion to a corporation and other related transactions will have on us. Our historical results may not be indicative of our future performance. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part I, Item 1A. Risk Factors.”
Overview

We are a large, diversified LBM distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as EWP, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer approximately 39,000 SKUs, as well as a broad range of customized products, all sourced through our strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.

We have operations in 14 states, which states accounted for approximately 56% of 2013 U.S. single-family housing permits according to the U.S. Census Bureau. In these 14 states, we operate in 21 metropolitan areas that we believe have an attractive potential for economic growth based on population trends and above-average employment growth.
Primarily as a result of the improving conditions in the residential construction market, our net sales for the year ended December 31, 2013 increased 27.0%. We estimate sales increased 19.6% due to volume, including acquisitions, and 7.4% due to commodity price inflation. Our gross margin was 22.9% for the year ended December 31, 2013 compared to 22.8% for the prior year period. Our selling, general and administrative expenses as a percentage of our net sales declined to 21.3% for the year ended December 31, 2013 as compared to 23.5% for the year ended December 31, 2012 as we successfully leveraged the increase in our net sales across the fixed elements of our operating cost base.

We recorded income from operations of $0.8 million during the year ended December 31, 2013, compared with a loss from operations of $18.9 million during the year ended December 31, 2012. The income from operations for the year ended December 31, 2013 included $10.0 million in IPO transaction-related expenses as compared to $0 for the year ended December 31, 2012. See further discussion in “-Operating Results” below.

On August 14, 2013, we issued 4,411,765 shares of common stock in our IPO. In connection with our IPO, we received proceeds of $55.2 million, net of underwriting discounts and offering expenses. At December 31, 2013, we had $1.1 million of cash and cash equivalents and $71.0 million of unused borrowing capacity under our Revolver. We used $1.6 million of cash during the year ended December 31, 2013, as cash provided by net proceeds from our IPO was partially offset by cash used for operations of $40.3 million, and net repayments on our Revolver of $13.1 million. These changes are discussed further in "—Liquidity and Capital Resources" below.

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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. According to the U.S. Census Bureau, single-family housing starts in 2013, 2012 and 2011 were 0.62 million, 0.54 million and 0.43 million respectively, which was significantly less than the 50-year average rate of approximately 1.0 million. There remains uncertainty regarding the timing and extent of any recovery in construction and repair and remodeling activity and resulting product demand levels. Many industry forecasters expect to see continued improvement in housing demand over the next few years. For example, as of December 2013, McGraw-Hill Construction forecasts that U.S. single-family housing starts will increase to 1.0 million by 2015. We believe there are several trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. We believe that these trends are supported by positive economic and demographic indicators that are beginning to take hold in many of the markets in which we operate. These indicators, which we believe are typically indicative of housing market strength, include declining unemployment rates, rising home values, rebounding household formations and a favorable consumer interest rate environment supporting affordability and home ownership.
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

	Year ended December 31,
	2013 average price	2013 versus 2012	2012 average price	2012 versus 2011	2011 average price	2011 versus 2010
Change in framing lumber prices	$384	19%	$322	18%	$272	(4)%
Change in structural panel prices	$426	11%	$384	32%	$292	(10)%
Periods of increasing prices provide the opportunity for higher sales and increased gross profit, while periods of declining prices may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. The increase in lumber and panel prices during the year ended December 31, 2013, compared with the same period in 2012, was one component of our improved net sales and gross profit for the year ended December 31, 2013, which increased $254.6 million and $59.7 million, respectively. For further discussion of the impact of commodity prices on historical periods, see “-Operating results.”

Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. Our sales to production homebuilders, which include many of the country’s largest 100 homebuilders, increased approximately 29% on a year-over-year basis during the year ended December 31, 2013, compared to an increase in actual U.S. single-family housing starts of approximately 15% during the same period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.

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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork & other interior products often generate higher gross profit dollars relative to other products. Homebuilders often use structural components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion is a key imperative of homebuilders during periods of strong consumer demand or limited availability of framing labor. As the residential new construction market continues to strengthen, we expect the use of structural components by homebuilders to increase.
Changes in sales mix among construction segments
Our operating results may vary according to the amount and type of products we sell to each of our four primary construction segments: single-family homebuilders; remodeling contractors; multi-family contractors and light commercial. The following table reflects our estimated net sales by construction segment:

	2013			2012			2011
(dollars in thousands)	Net Sales	% of Sales	% Change vs. 2012	Net Sales	% of Sales	% Change vs. 2011	Net Sales	% of Sales
Single-family home builders	$889,925	74.3%	30.9%	$679,800	72.1%	31.1%	$518,342	68.2%
Remodeling contractors	201,112	16.8%	18.7%	169,411	18.0%	5.0%	161,360	21.2%
Other (including multi-family & light commercial)	106,000	8.9%	13.7%	93,187	9.9%	16.1%	80,280	10.6%
Total net sales	$1,197,037	100.0%	27.0%	$942,398	100.0%	24.0%	$759,982	100.0%
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

Freight costs and fuel charges
A portion of our shipping and handling costs is comprised of diesel or other fuels purchased for our delivery fleet. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $3.92, $3.97 and $3.85 for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, we incurred costs of approximately $9.8 million within selling, general and administrative expenses for diesel and other fuels. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.
Certain factors affecting our financial statements
Acquisitions
The assets of TBSG were acquired on December 21, 2012 and the assets of Chesapeake were acquired on April 8, 2013. Our revenues for the year ended December 31, 2013 increased by approximately $28.3 million as a result of these acquisitions. The TBSG acquisition did not have a material impact on our 2012 operating results.
Operating results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2013		2012		2011
Net sales	$1,197,037	100.0%	$942,398	100.0%	$759,982	100.0%
Cost of goods sold	922,634	77.1%	727,670	77.2%	591,017	77.8%
Gross profit	274,403	22.9%	214,728	22.8%	168,965	22.2%
Operating expenses:
Selling, general and administrative expenses	254,935	21.3%	221,192	23.5%	213,036	28.0%
Depreciation expense	5,890	0.5%	7,759	0.8%	11,844	1.6%
Amortization expense	2,236	0.2%	1,470	0.2%	1,457	0.2%
Impairment of assets held for sale	432	0.0%	361	0.0%	580	0.1%
IPO transaction-related costs	10,008	0.8%	—	0.0%	—	0.0%
Restructuring expense	141	0.0%	2,853	0.3%	1,349	0.2%
Income (loss) from operations	761	0.1%	(18,907)	(2.0)%	(59,301)	(7.8)%
Other income (expenses)
Interest expense	(3,793)	(0.3)%	(4,037)	(0.4)%	(2,842)	(0.4)%
Other income (expense), net	870	0.1%	278	0.0%	(2,120)	(0.3)%
Loss from continuing operations before income taxes	(2,162)	(0.2)%	(22,666)	(2.4)%	(64,263)	(8.5)%
Income tax benefit (expense)	(2,874)	(0.2)%	8,084	0.9%	22,332	2.9%
Loss from continuing operations	(5,036)	(0.4)%	(14,582)	(1.5)%	(41,931)	(5.5)%
Income (loss) from discontinued operations, net of income tax expense of $243, $52 and $658, respectively	401	0.0%	49	0.0%	(202)	0.0%
Net loss	$(4,635)	(0.4)%	$(14,533)	(1.5)%	$(42,133)	(5.5)%
2013 compared to 2012
Net sales
For the year ended December 31, 2013, net sales increased $254.6 million, or 27.0%, to $1,197.0 million from $942.4 million during the year ended December 31, 2012. We estimate our sales volume increased approximately 19.6% while commodity price inflation resulted in an additional 7.4% increase in net sales. The increase in sales volume was driven primarily by increased single-family housing starts (as described below), $28.3 million in net sales from the acquisitions of TBSG and Chesapeake and increases in demand from higher repair and remodeling activity. According to the U.S. Census

Bureau, single-family housing starts, which were the primary driver for approximately 74% of our sales for the year ended December 31, 2013, increased approximately 15.5% for the year ended December 31, 2013 as compared to the same period in the prior year. Increases in net sales from Texas, North Carolina, Utah, California and Georgia represented approximately 77% of the total net sales increase for 2013 compared to 2012.
The following table shows net sales classified by major product category:

	2013		2012
(dollars in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$157,975	13.2%	$106,745	11.3%	48.0%
Millwork & other interior products	219,191	18.3%	178,449	18.9%	22.8%
Lumber & lumber sheet goods	428,384	35.8%	333,952	35.5%	28.3%
Windows & other exterior products	249,711	20.9%	202,532	21.5%	23.3%
Other building products & services	141,776	11.8%	120,720	12.8%	17.4%
Total net sales	$1,197,037	100.0%	$942,398	100.0%	27.0%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 21.0% higher during the year ended December 31, 2013 compared to the year ended December 31, 2012. Structural components growth exceeded that of our other product categories primarily as a result of acquisitions.
Cost of goods sold
For the year ended December 31, 2013, cost of goods sold increased $194.9 million, or 26.8%, to $922.6 million from $727.7 million during the year ended December 31, 2012. We estimate our cost of sales increased approximately 19.4% as a result of increased sales volumes, while commodity cost inflation resulted in an additional 7.4% increase in cost of goods sold.
Gross profit
For the year ended December 31, 2013, gross profit increased $59.7 million, or 27.8%, to $274.4 million from $214.7 million for the year ended December 31, 2012, driven primarily by increased sales volumes. Our gross profit as a percentage of net sales (“gross margin”) was 22.9% for the year ended December 31, 2013 and 22.8% for the year ended December 31, 2012.
Operating expenses
For the year ended December 31, 2013, selling, general and administrative expenses increased $33.7 million, or 15.3%, to $254.9 million, or 21.3% of net sales, from $221.2 million, or 23.5% of net sales, for the year ended December 31, 2012. This was driven primarily by variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, which increased by $18.9 million in the aggregate for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, other salary, wage, benefit and employer taxation costs increased $10.3 million compared to the year ended December 31, 2012, primarily as a result of headcount additions to serve increased sales volumes and capture sales opportunities arising from the improved residential construction market.
For the year ended December 31, 2013, the Company incurred $10.0 million of non-capitalizable costs associated with our IPO, which included a $9.0 million fee for terminating our management services agreement with Gores.
For the year ended December 31, 2013, depreciation expense decreased $1.9 million, or 24.1%, to $5.9 million from $7.8 million during the year ended December 31, 2012, driven primarily by the full depreciation of certain fixed assets.
For the year ended December 31, 2013, amortization expense increased to $2.2 million from $1.5 million for the year ended December 31, 2012, due primarily to amortization of intangible assets acquired in the TBSG and Chesapeake acquisitions.
For the year ended December 31, 2013, restructuring expense of $0.1 million decreased from $2.9 million during the year ended December 31, 2012. The expense incurred during the year ended December 31, 2012 resulted primarily from management's determination that subleasing closed properties could no longer be reasonably assumed, which resulted in a revised estimate of our restructuring reserves.

Other income (expenses)
Interest expense. For the year ended December 31, 2013, interest expense was $3.8 million compared to $4.0 million for the year ended December 31, 2012. This decrease relates primarily to (i) lower average Revolver borrowing rates resulting from the December 2012 and June 2013 amendments to the Credit Agreement, which lowered interest rate margins by 50 basis points and 75 basis points, respectively, and (ii) lower deferred financing cost amortization resulting from the extension of the maturity date of the Credit Agreement, offset by (iii) higher average Revolver borrowings and (iv) interest expense related to a capital lease assumed in the TBSG acquisition.
Other income (expense), net. For the year ended December 31, 2013, other income (expense), net was $0.9 million compared to $0.3 million for the year ended December 31, 2012. This increase relates primarily to $0.3 of expense associated with the write-off of a tax indemnification asset during the year ended December 31, 2012 compared to $0 during the year ended December 31, 2013.
Income tax from continuing operations
For the year ended December 31, 2013, income tax expense from continuing operations increased $11.0 million, or 135.6%, to $2.9 million from an income tax benefit of $8.1 million for the year ended December 31, 2012, driven primarily by a reduction in our loss from continuing operations before income taxes and the non-deductibility of the termination fee of $9.0 million related to our management services agreement with Gores. The effective tax rate from continuing operations for the year ended December 31, 2013 was (132.9%) compared to 35.7% for the year ended December 31, 2012. The decrease in the effective tax rate is primarily due to the non-deductibility of the termination fee paid to Gores.

2012 compared to 2011
Net sales
For the year ended December 31, 2012, net sales increased $182.4 million, or 24.0%, to $942.4 million from $760.0 million during the year ended December 31, 2011, driven primarily by increases in housing starts in the markets we serve, as well as inflation in commodity products. According to the U.S. Census Bureau, single-family housing starts, which were the primary driver for approximately 75% of our 2012 net sales, increased 24.3% for the year, compared with 2011. We estimate our sales volume increased approximately 19.5%, while commodity price inflation resulted in an additional 4.5% increase in net sales during 2012 compared to 2011. Increases in net sales from our locations in Texas, Utah, Georgia and North Carolina represented approximately 75% of the total increase in net sales for 2012 compared to 2011.

The following table shows net sales classified by major product category:

	2012		2011
(dollars in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$106,745	11.3%	$87,542	11.5%	21.9%
Millwork & other interior products	178,449	18.9%	143,128	18.8%	24.7%
Lumber & lumber sheet goods	333,952	35.5%	247,299	32.6%	35.0%
Windows & other exterior products	202,532	21.5%	178,361	23.5%	13.6%
Other building products & services	120,720	12.8%	103,652	13.6%	16.5%
Total net sales	$942,398	100.0%	$759,982	100.0%	24.0%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 13.9% higher in 2012, compared to 2011. During 2012, prices rose to a level not seen on a consistent basis since 2005 and 2006. This commodity price inflation has resulted in net sales growth for lumber & lumber sheet goods exceeding that of our other product categories. Windows & other exterior products, and other building products & services include subcategories, such as roofing, siding and hardware, that are driven more by the repair and remodeling market and therefore experienced slower growth in net sales volumes than other product categories.

Cost of goods sold
For the year ended December 31, 2012, cost of goods sold increased $136.7 million, or 23.1%, to $727.7 million from $591.0 million during the year ended December 31, 2011. We estimate that our cost of sales increased approximately 19.2% as a result of increased sales volumes, while commodity cost inflation resulted in an additional 3.9% increase in cost of goods sold.

Gross profit
For the year ended December 31, 2012, gross profit increased $45.8 million, or 27.1%, to $214.7 million from $169.0 million during the year ended December 31, 2011, driven primarily by increased sales volumes. Our gross margin increased to 22.8% in 2012 from 22.2% in 2011, primarily as a result of spreading fixed costs over a larger sales base and operational improvements.

Operating expenses
For the year ended December 31, 2012, selling, general and administrative expenses increased $8.2 million, or 3.8%, to $221.2 million from $213.0 million during the year ended December 31, 2011. This was driven primarily by variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, which increased by $7.3 million in the aggregate in 2012 as compared to the prior year.

For the year ended December 31, 2012, depreciation expense decreased $4.1 million, or 34.5%, to $7.8 million from $11.8 million during the year ended December 31, 2011, driven primarily by a reduction in the size of our distribution fleet and the full depreciation of certain fixed assets.

For the year ended December 31, 2012, amortization expense of $1.5 million was unchanged from $1.5 million during the year ended December 31, 2011, and represented the amortization of intangible assets arising from the acquisitions of certain businesses in prior years.

For the year ended December 31, 2012, impairment of assets held for sale of $0.4 million decreased from $0.6 million during the year ended December 31, 2011, driven primarily by a reduction in the number of assets identified as excess or underutilized and offered for sale.

For the year ended December 31, 2012, restructuring expense of $2.9 million increased from $1.3 million during the year ended December 31, 2011. This increase resulted primarily from management’s determination that subleasing closed properties could no longer be reasonably assumed, which resulted in a revised estimate of our restructuring reserves.

Other income (expenses)
Interest expense. For the year ended December 31, 2012, interest expense increased $1.2 million, or 42.0%, to $4.0 million from $2.8 million during the year ended December 31, 2011, driven primarily by increased average daily borrowings under our Revolver. The increase in average daily borrowings was primarily the result of cash used by operations of $7.0 million and $12.2 million in 2011 and 2012, respectively, the redemption of Class A Junior Preferred shares and Class A Common shares for $25.0 million in 2011, and the redemption of Class B Senior Preferred shares payment of dividends totaling $23.0 million in 2012. These uses, partially offset by cash provided from other activities, increased the balance on the Revolver by $20.9 million in 2011 and $38.4 million in 2012.
Other income, net. For the year ended December 31, 2012, other income, net was $0.3 million, compared to other expense, net of $2.1 million during the year ended December 31, 2011. This change was driven primarily by a reduction in expense associated with the write-off of a tax indemnification asset.
Income tax from continuing operations
For the year ended December 31, 2012, income tax benefit from continuing operations decreased $14.2 million, or 63.7%, to $8.1 million from $22.3 million during the year ended December 31, 2011, driven primarily by a reduction in our loss from continuing operations before income taxes. Our effective tax rate for 2012 was 35.7% compared to 34.8% for 2011.

Liquidity and capital resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. Since 2010, our capital resources have primarily consisted of cash and cash equivalents, borrowings under our Revolver and proceeds from our IPO.
The homebuilding industry, and therefore our business, experienced a significant downturn that started in 2006. However, activity improved as 2012 and 2013 saw the first meaningful increases in housing starts since the downturn began. Beyond 2013, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including, among others, national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory and interest rates. Due to the increases in adjusted working capital (as defined and described below) and the effects of the significant housing industry downturn, our operations incurred operating losses for the years ended December 31, 2012 and 2011 and used cash for operations for the years ended December 31, 2013, 2012 and 2011.
Our liquidity at December 31, 2013 was $72.1 million, which includes $1.1 million in cash and cash equivalents and $71.0 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical cash flow information
Adjusted working capital* and net current assets
Adjusted working capital was $122.6 million, $81.3 million and $68.6 million as of December 31, 2013, 2012 and 2011, respectively, and net current assets (current assets less current liabilities) were $124.2 million, $15.6 million and $44.1 million as of December 31, 2013, 2012 and 2011, respectively, as summarized in the following table:

(dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Accounts receivable, net	$111,285	$90,297	$65,206
Inventories, net	91,303	73,918	49,682
Other current assets	22,948	23,618	22,091
Income taxes receivable (payable)	(2,989)	(2,939)	9,171
Accounts payable, accrued expenses and other current liabilities	(99,945)	(103,589)	(77,509)
Total adjusted working capital*	122,602	81,305	68,641
Cash and cash equivalents	1,138	2,691	4,957
Restricted assets	460	3,821	4,348
Revolving line of credit	—	(72,218)	(33,850)
Total net current assets	$124,200	$15,599	$44,096
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

Accounts receivable, net, increased $21.0 million from December 31, 2012 to December 31, 2013 and $25.1 million from December 31, 2011 to December 31, 2012 primarily as a result of year-over-year increases in net sales. Days sales outstanding at December 31, 2013, 2012 and 2011 (measured against net sales in the current fiscal quarter of each period) were each approximately 33 days.

Inventories, net, increased $17.4 million from December 31, 2012 to December 31, 2013 and $24.2 million from December 31, 2011 to December 31, 2012 due to increases in inventory purchases to support higher net sales. Inventory days on hand at December 31, 2013, 2012 and 2011 (measured against cost of goods sold in the current fiscal quarter of each period) were approximately 36, 35 and 32 days, respectively.

Other current assets decreased $0.7 million from December 31, 2012 to December 31, 2013. Other current assets increased $1.5 million from December 31, 2011 to December 31, 2012 due primarily to the establishment of a $1.8 million indemnification asset related to the resolution of a lawsuit in which the Company was fully indemnified by Wolseley.

Income taxes payable increased $0.1 million from December 31, 2012 to December 31, 2013 due to the Company's taxable income position for the year ended December 31, 2013. The change from income taxes receivable of $9.2 million at December 31, 2011 to income taxes payable of $2.9 million at December 31, 2012 resulted primarily from the collection of tax refunds totaling $16.4 million in 2012 and a $2.9 million liability as of December 31, 2012 for taxes, interest and penalties related to certain IRS audits.
Accounts payable, accrued expenses and other liabilities decreased $3.6 million from December 31, 2012 to December 31, 2013 and increased $26.1 million from December 31, 2011 to December 31, 2012 primarily as a result of changes in the volume of inventory purchases leading up to each balance sheet date as well as the timing of supplier and payroll disbursements.
Cash flows from operating activities
Net cash used in operating activities was $40.3 million, $12.2 million and $7.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, as summarized in the following table:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Net loss	$(4,635)	$(14,533)	$(42,133)
Non-cash expenses	14,996	16,790	21,014
(Loss) gain on sale of property, equipment and real estate	(60)	169	(2,609)
Change in deferred income taxes	(1,257)	(3,633)	(5,926)
Change in working capital and other	(49,308)	(11,036)	22,653
Net cash used in operating activities	$(40,264)	$(12,243)	$(7,001)
Net cash used in operating activities increased by $28.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the following:

•	net loss declined by $9.9 million as discussed in “Operating Results” above.

•	non-cash expenses declined by $1.8 million primarily as a result of a decrease in bad debt expense which was a result of improving collection trends on accounts receivable.

•
change in deferred income taxes declined by $2.4 million due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger decrease in tax depreciation versus GAAP depreciation expense from 2012 to 2013.

•	changes in working capital and other decreased by $38.3 million due primarily to the increase in accounts receivable, net and inventories, net during 2013 discussed above.
Net cash used in operating activities increased by $5.2 million in 2012 as compared to 2011 primarily due to the following:

•	net loss declined by $27.6 million as discussed in “Operating Results” above.

•	non-cash expenses declined by $4.2 million due primarily to a reduction in depreciation expense of $5.0 million primarily resulting from the full depreciation of certain fixed assets.

•	loss on sales of property, equipment and real estate of $0.2 million in 2012 declined from a gain of $2.6 million in 2011 as a result of fewer disposals of excess equipment and vehicles.

•
change in deferred income taxes declined by $2.3 million due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from the decrease in depreciation expense from 2011 to 2012.

•
changes in working capital and other decreased by $33.7 million due primarily to the increase in adjusted working capital during 2012 discussed above, as compared to a decrease in adjusted working capital during 2011.

Cash flows from investing activities
Net cash provided by (used in) investing activities was ($1.9) million, ($4.9) million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, as summarized in the following table:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Purchases of property and equipment	$(7,448)	$(2,741)	$(1,339)
Purchases of businesses	(2,373)	(6,582)	—
Proceeds from sale of property, equipment and real estate	3,754	1,393	6,106
Change in restricted assets	4,204	3,069	2,555
Net cash (used in) provided by investing activities	$(1,863)	$(4,861)	$7,322
Cash used for the purchase of property and equipment for the years ended December 31, 2013, 2012 and 2011 resulted primarily from the replacement of certain aged vehicles and equipment in order to minimize maintenance costs and asset down time.
Cash used for the purchase of businesses resulted from the acquisition of Chesapeake during the year ended December 31, 2013 and TBSG during the year ended December 31, 2012. See Note 4 to our audited financial statements included in this Annual Report on Form 10-K.
Cash provided by the sale of property, equipment and real estate of $3.8 million for the year ended December 31, 2013 resulted primarily from the sale of two properties for $3.2 million. Cash provided by the sale of property, equipment and real estate of $1.4 and $6.1 million for the years ended December 31, 2012 and 2011, respectively resulted primarily from the sale of excess or underutilized assets arising from our restructuring and business optimization activities.
Cash provided by restricted assets during the years ended December 31, 2013, 2012 and 2011 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims incurred by the Company.

Cash flows from financing activities
Net cash provided by financing activities was $40.6 million, $14.8 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, as summarized in the following table:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Proceeds from issuance of common stock, net of offering costs	$55,225	$—	$—
Proceeds from Revolver, net of repayments	(13,146)	38,368	20,850
Dividends paid and redemption of Class B Senior Preferred stock	—	(23,000)	—
Redemption of Class A Junior Preferred and Class A Common stock	—	—	(25,000)
Cash received from stockholder	—	—	5,000
Payments on capital leases	(1,610)	(1,311)	(1,511)
Other financing activities, net	105	781	799
Net cash provided by financing activities	$40,574	$14,838	$138
During the year ended December 31, 2013, we completed our IPO and received net proceeds of $55.2 million after deducting underwriting discounts of $4.3 million and other expenses directly associated with the IPO of $2.2 million. Of this amount, $46.2 million was used to pay down outstanding balances under the Revolver and $9.0 million was paid to Gores to terminate our management services agreement with Gores.
Proceeds from the Revolver were primarily used to fund cash used by operating activities and other uses of cash from financing activities for the years ended December 31, 2013, 2012 and 2011.
In 2012, the Company paid accrued dividends of $10.6 million and redeemed 12,372 shares of Class B Senior Preferred stock for $12.4 million.

In 2011, the Company redeemed the Class A Junior Preferred and Class A Common shares owned by Wolseley for $25.0 million.

In 2011, the Company received $5.0 million from Gores Holdings, which was included in current liabilities at December 31, 2011 and in January 2012 issued 5,000 shares of Class C Convertible Preferred stock to settle this liability.

Payments on capital leases increased $0.3 million from December 31, 2012 to December 31, 2013 primarily due to a property lease incurred as part of the TBSG acquisition in December 2012.

Other financing activities, net consists primarily of secured borrowings, repayments of promissory notes from certain related parties (see Note 14 to our audited financial statements included elsewhere in this Annual Report on Form 10-K) and payment of debt issuance costs.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2014 capital expenditures to be approximately $30 to $40 million (including the incurrence of capital lease obligations) primarily related to rolling stock and equipment, including lease buyouts, and facility and technology investments to support our operations.

Revolving credit facility

On September 30, 2009, we entered into the Credit Agreement with Wells Fargo Capital Finance, which includes the Revolver. The Credit Agreement was amended during 2014, 2013, 2012, 2011 and 2010. The most recent amendment, which was entered into on February 18, 2014, increased the maximum availability under the Revolver and extended the maturity date to December 31, 2017, among other changes. We were in compliance with all debt covenants for the year ended December 31, 2013.

As of the date of the most recent amendment, the Revolver has a maximum availability of $200.0 million, subject to an asset borrowing formula based on eligible accounts receivable, credit card receivables, inventory and fixed assets.

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate) plus a Base Rate Margin (which ranges from 0.50% to 1.00% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.50% to 2.00% based on Revolver availability).
The Credit Agreement provides that we can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement also includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00, as defined in the Credit Agreement. However, the financial covenant is only applicable if the sum of availability under the Revolver plus Qualified Cash falls below $20 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $20 million for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2014.
We had outstanding borrowings of $59.1 million with net availability of $71.0 million as of December 31, 2013. The interest rate on outstanding LIBOR Rate borrowings of $52.0 million was 1.9% and the interest rate on outstanding Base Rate borrowings of $7.1 million was 4.0% as of December 31, 2013. We had $8.9 million in letters of credit outstanding under the Credit Agreement as of December 31, 2013. The Revolver is collateralized by substantially all of our assets.
Contractual obligations and commercial commitments

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2013. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business and commitments that are cancellable on 30 days' notice are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the consolidated balance sheets as accounts payable and accrued liabilities.

	Payments due by period
(in millions)	Total	2014	2015-2016	2017-2018	Thereafter
Revolver obligations (1)	$59.2	$0.1	$59.1	$—	$—
Capital lease obligations (2)	9.1	1.6	2.4	1.8	3.3
Operating lease obligations (3)	64.4	19.1	21.1	9.1	15.1
Purchase commitments (4)	8.6	8.6	—	—	—
Earnout obligations (5)	—	—	—	—	—
Total	$141.3	$29.4	$82.6	$10.9	$18.4

(1)
Represents principal of $59.1 million and interest payments outstanding on our Revolver of $0.1 million as of December 31, 2013, based on interest rates in effect on December 31, 2013, which ranged from 1.9% to 4.0%. To the extent that a decrease in eligible accounts receivable and inventory reduces the maximum availability under the Revolver below the amount then outstanding, amounts outstanding could become due sooner than reflected in the table. On February 18, 2014, we entered into Amendment Eleven to the credit agreement governing the Revolver, which extended the maturity of the Revolver to December 31, 2017. See “—Liquidity and capital resources—Revolving credit facility.”"

(2)
Consists of payments under our capital leases for fleet vehicles and various equipment. For further information refer to Note 16 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
Represents payments under our operating leases, primarily for buildings, improvements and equipment. For further information, refer to Note 16 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(4)
Consists primarily of obligations to purchase vehicles which are enforceable and legally binding on us. Excludes purchase orders made in the ordinary course of business that are short-term or cancellable.

(5)
Under the asset purchase agreement to acquire the assets of TBSG, we agreed to pay the sellers a cash earnout based on the performance of the business acquired. As of December 31, 2013, the Company estimated the undiscounted value of the earnout to be $0.9 million, which has been reduced by $0.9 million that the Company advanced to the sellers against future earnout payments. For further information, refer to Note 4 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Off-balance sheet arrangements

At December 31, 2013, 2012 and 2011, other than operating leases described above and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

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
Recently issued accounting pronouncements

There were no significant new accounting pronouncements or changes to existing guidance that were applicable to us.

Critical accounting policies
Our discussion and analysis of operating results and financial condition are based upon our audited financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable.

Revenue recognition

We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience.

We generally recognize revenues from construction contracts on the completed contract basis, as these contracts generally are completed within 30 days. Revenues from certain construction contracts, which are generally greater than 30 days, are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract. For the years ended December 31, 2013, 2012 and 2011, we recognized 2.2%, 1.7% and 0.8%, respectively, of our net sales using the percentage-of-completion method. Costs of goods sold related to construction contracts include all direct material, subcontractor and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are determined, which are generally completed within 30 days.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. Management believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” as it involves complex judgments about our customers’ ability to pay. The allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging, customer disputes and the business environment. Account balances are charged off when the potential for recovery is considered remote.

Management believes the allowance amounts recorded, in each instance, represent its best estimate of future outcomes. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

Inventories

Inventories consist primarily of materials purchased for resale, including lumber and sheet goods, millwork, windows and doors as well as certain manufactured products and are carried at the lower of cost or market. The cost of substantially all of our inventories is determined by the average cost method, which approximates the first-in, first-out approach. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. At least quarterly, each branch’s perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationships with certain key suppliers, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

Valuation of goodwill, long-lived assets and amortizable other intangible assets

Our long-lived assets consist primarily of property, equipment, purchased intangible assets and goodwill. The valuation and the impairment testing of these long-lived assets involve significant judgments and assumptions, particularly as they relate to the identification of reporting units, asset groups and the determination of fair market value.

We test our tangible and intangible long-lived assets subject to amortization for impairment whenever facts and circumstances indicate that the carrying amount of an asset may not be recoverable. We test goodwill for impairment annually, or more frequently if triggering events occur indicating that there may be impairment.

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We have determined that our reporting units are equivalent to our four operating segments and consist of our East, South and West divisional regions and Coleman Floor. During the third quarter of 2013, 2012 and 2011, we performed our annual impairment assessment of goodwill, which did not indicate that an impairment existed. During each assessment, we determined that the fair value of our reporting unit containing goodwill substantially exceeded its carrying value.

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

As discussed above, changes in management intentions, market events or conditions, projected future net sales, operating results, cash flow of our reporting units and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of goodwill and other long-lived assets are reasonable, differences between actual and expected net sales, operating results and cash flow could cause these assets to be impaired. If any asset were determined to be impaired, this could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

Equity based compensation

We account for our nonvested stock awards granted to certain employees by recording compensation expense based on the award’s fair value at the date of grant. We account for our stock options granted to employees and directors by recording compensation expense based on the award’s fair value, estimated on the date of grant using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Our share-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $1.3 million and $0.4 million, respectively.

Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, including estimating the fair value per share of our common stock, volatility, expected term of the awards, dividend yield and risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management's judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, share-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

We developed our assumptions as follows:

•
Fair value of common stock. Prior to August 9, 2013, our common stock was not publicly traded, which required that we estimate the fair value of our common stock, as discussed in "Valuation of common stock prior to Initial Public Offering" below. Subsequent to August 9, 2013, we use quoted market prices to determine the fair value of our common stock.

•	Volatility. The expected price volatility for our common stock was estimated by taking the median historic price volatility for industry peers.

•
Expected term. The expected term was estimated to be the mid-point between the vesting date and the expiration date of the award. We believe use of this approach is appropriate as we have no prior history of option exercises upon which to base an expected term.

•	Risk-free interest rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options.

•
Dividend yield. We have never declared or paid any cash dividends on our common stock and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We estimate potential forfeitures of stock options and adjust share-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ from prior estimates. We estimate forfeitures based upon our historical experience with employee turnover, and, at each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions changes.

The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility factor	49% - 51%	58%	59%
Risk-free interest rate	1.8% - 2.0%	0.8% - 0.9%	1.0%
Expected term (in years)	6.0 - 6.5	3.7 - 3.9	4.3

Valuation of common stock prior to Initial Public Offering

Prior to our IPO in August 2013, determining the underlying value of our common stock required significant judgment. In the absence of a public market, our Board, with input from management, determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held-Company Equity Securities issued as Compensation." In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including:

•	the nature and history of our business;

•	our current and historical operating performance;

•	our expected future operating performance;

•	prices for our convertible preferred stock issued to Gores Holding;

•	rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;

•	our financial condition at the grant date;

•	the lack of marketability of our common stock;

•	the likelihood of achieving different liquidity event or remaining a private company;

•	industry information such as market size and growth; and

•	macroeconomic conditions

We relied upon the probability-weighted expected return method (“PWERM”), and the option pricing model (“OPM”), to allocate our company value to each of our classes of stock.

Probability-weighted expected return method.    PWERM values each class of equity based on an analysis of the range of potential future enterprise values of the Company and the manner in which those values would accrue to the owners of the different classes of equity. This method involves estimating the overall value of the subject company under various projected operating results scenarios and allocating the value to the various share classes based on their respective claim on the proceeds as of the date of each event. These different scenarios typically include a base case scenario and two to four additional scenarios of projected operating results, each resulting in a different value. For each scenario, the future value of each share class is calculated and discounted to a present value. The results of each scenario are then probability-weighted in order to arrive at an estimate of fair value for each share class as of a current date.

We used PWERM to allocate our estimated enterprise value between our preferred stock and common stock. At certain periods, we also utilized OPM as described below. Under PWERM, we analyzed the value of our Company using several scenarios, which included a base case scenario (“Base Case Scenario”), upside scenario (“Upside Scenario”) and downside scenario ("Downside Scenario"). For all scenarios, we assumed an exit date on December 31 of the fourth full fiscal year following the date being valued, and we applied an exit multiple to the projected EBITDA of the exit year.

The Base Case Scenario was based on consensus housing start forecasts and other forecasted business drivers being applied to our current operating results and financial position to determine a projection of future operating results and cash flows. The Upside Scenario applied a more optimistic set of housing start and business assumptions than the Base Case Scenario to project our future operating results and cash flows, while the Downside Scenario applied a more pessimistic set of assumptions than the Base Case Scenario to project our future operating results and cash flows.

We determined the value of our preferred stock and common stock under each scenario by allocating the equity value to each class of stock and discounting the value back to the present using a risk-adjusted discount rate. In certain scenarios, a large portion of the equity value is allocated to the convertible preferred stock to incorporate higher aggregate liquidation preferences. We then weighted the present value of the common stock under each scenario based upon the estimate of the probability of each scenario occurring in order to determine a final indication of value for the common stock.

Option pricing model.    OPM uses option theory to value the various classes of a company’s securities in light of their respective claims to the enterprise value. Total members’ equity value is allocated to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. A Black-Scholes closed-form option pricing model is typically employed in this analysis, with an option-term assumption that is consistent with our expected time to a liquidity event and a volatility assumption based on the estimated stock price volatility of a peer group of comparable public companies over a similar term.

Purchase of Wolseley shares and January 2012 valuation.    On November 16, 2011, we purchased 11,135,495 Class A Common shares held by Wolseley for $25.0 million or approximately $2.25 per Class A Common share. This purchase was partially financed by $5.0 million advanced by Gores Holdings, which in January 2012 was settled by the issuance of 5,000 shares of Class C Convertible Preferred shares to Gores Holdings. The Class C Convertible Preferred shares were convertible to 4,454,889 Class A Common shares, representing an equivalent price per Class A Common share of approximately $1.122 per share. We determined that the difference between the price per share paid to acquire Wolseley’s interests of $2.25 and the price per share implied in our Class C Convertible Preferred shares of $1.122 represented a beneficial conversion feature totaling $5.0 million. The Class C Convertible Preferred shares were convertible to Class A Common shares at any time by the stockholder and therefore, we immediately recognized the value of the beneficial conversion feature as a deemed dividend, which increased our 2012 loss attributable to common stockholders by $5.0 million, and our 2012 basic and diluted loss per share by approximately $0.38 per share.

In determining the fair value of our Class B Common shares in January 2012, we utilized a PWERM, using a Base Case Scenario, Upside Scenario, and Downside Scenario (as described above), an exit date of December 31, 2016 and a terminal multiple of EBITDA of 5.50x. This valuation yielded a price per Class B Common share of $1.98, which we believe was reasonable in light of the November 2011 Wolseley transaction, and after consideration of the non-voting characteristics of the Class B Common shares.

The following table summarizes the significant assumptions we used in our valuations to determine the fair value of our common stock as of the dates indicated:

	Grant Date
	November 2011	January 2012
Option pricing model	50%	0.0%
Probability weighted expected return method	50%	100%
Weighting of scenarios:
Base	65%	65%
Upside	10%	10%
Downside	25%	25%
Exit date	12/31/2015	12/31/2016
Terminal multiple of EBITDA	5.75x	5.50x
Stock value per share-Class B Common	$1.92	$1.98

Casualty and health insurance

We are self insured for general liability, auto liability and workers’ compensation exposures, as well as employee and eligible dependent health care claims, with specific excess insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is determined using the assistance of third-party actuaries and is reflected on the consolidated balance sheets as a liability with current and long-term components. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Our accounting policy includes an internal evaluation and adjustment of our reserve for all insured losses on a quarterly basis. At least on an annual basis, we engage external actuarial professionals to independently assess and estimate the total liability outstanding, which is compared to the actual reserve balance at that time and adjusted accordingly.

Deferred income taxes

In accordance with ASC 740 “Income Taxes,” we evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the Federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the Federal and state net operating losses and other deferred tax assets.

Based upon the positive and negative evidence considered, we believe it is more likely than not that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances of $1.9 million, $1.9 million and $1.4 million as of December 31, 2013, 2012 and 2011, respectively. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed. As of December 31, 2013, we are no longer able to carry back our tax net operating losses; therefore, to the extent we generate future tax net operating losses, we may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.

ASC 740 also prescribes a recognition threshold and certain measurement principles for the financial statements related to tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties associated with income taxes, accounting in interim periods, disclosures and transition requirements.

Consideration received from suppliers

We enter into arrangements with many of our suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. We accrue estimated supplier rebates monthly as part of cost of goods sold based on progress toward earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. We estimate the rebates applicable to inventory on-hand at each period end based on the inventory turns of the related items.

Under certain circumstances, including if market conditions were to change, suppliers may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to product already purchased, it may impact our gross margins in future periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates and commodity price risk.
Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During 2013, 2012 and 2011, we did not use any interest rate swap contracts to manage this risk. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $0.6 million (based on our borrowings as of December 31, 2013).
Commodity Price Risk
Many of the products we purchase and resell are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in, or disruptions to, industry production capacity and changes in inventory levels and other factors beyond our control. During 2013, 2012 and 2011, we did not manage commodity price risk with derivative instruments, except for immaterial lumber future contracts that we entered into during those years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting our operating results—Commodity nature of our products" for further discussion.

Item 8    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Stock Building Supply Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Stock Building Supply Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 3, 2014

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
(in thousands of dollars, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$1,138	$2,691
Restricted assets	460	3,821
Accounts receivable, net	111,285	90,297
Inventories, net	91,303	73,918
Costs in excess of billings on uncompleted contracts	7,921	5,176
Assets held for sale	2,363	6,198
Prepaid expenses and other current assets	9,332	8,682
Deferred income taxes	3,332	3,562
Total current assets	227,134	194,345
Property and equipment, net of accumulated depreciation	56,039	55,076
Intangible assets, net of accumulated amortization	24,789	25,865
Goodwill	7,186	6,511
Restricted assets	1,359	2,202
Other assets	2,033	2,013
Total assets	$318,540	$286,012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$64,984	$74,231
Accrued expenses and other liabilities	30,528	25,277
Revolving line of credit	—	72,218
Income taxes payable	2,989	2,939
Current portion of restructuring reserve	1,594	1,513
Current portion of capital lease obligation	1,240	1,329
Billings in excess of costs on uncompleted contracts	1,599	1,239
Total current liabilities	102,934	178,746
Revolving line of credit	59,072	—
Long-term portion of capital lease obligation	6,011	5,635
Deferred income taxes	15,496	16,983
Other long-term liabilities	7,346	9,007
Total liabilities	190,859	210,371
Commitments and contingencies (Note 16)
Redeemable Class A Junior Preferred stock, $0.01 par value, no shares authorized, issued and outstanding at December 31, 2013, 10,000 shares authorized and issued, 5,100 shares outstanding at December 31, 2012	—	—
Redeemable Class B Senior Preferred stock, $0.01 par value, no shares authorized, issued and outstanding at December 31, 2013, 500,000 shares authorized, 75,000 shares issued, 36,388 shares outstanding at December 31, 2012	—	36,477
Class C Convertible Preferred stock, $0.01 par value, no shares authorized, issued and outstanding at December 31, 2013, 5,000 shares authorized, issued and outstanding at December 31, 2012	—	5,000
Stockholders' equity
Class A Common stock, $0.01 par value, no shares authorized, issued and outstanding at December 31, 2013, 22,725,500 shares authorized and issued, 11,590,005 shares outstanding at December 31, 2012	—	116
Class B Common stock, $0.01 par value, no shares authorized, issued and outstanding at December 31, 2013, 3,246,500 shares authorized, 2,870,712 shares issued and outstanding at December 31, 2012	—	29
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2013, no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,112,007 shares issued and outstanding at December 31, 2013, no shares authorized, issued and outstanding at December 31, 2012	261	—
Additional paid-in capital	144,570	46,534
Retained deficit	(17,150)	(12,515)
Total stockholders' equity	127,681	34,164
Total liabilities and stockholders' equity	$318,540	$286,012

The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands of dollars, except share and per share amounts)	2013	2012	2011
Net sales	$1,197,037	$942,398	$759,982
Cost of goods sold	922,634	727,670	591,017
Gross profit	274,403	214,728	168,965
Selling, general and administrative expenses	254,935	221,192	213,036
Depreciation expense	5,890	7,759	11,844
Amortization expense	2,236	1,470	1,457
Impairment of assets held for sale	432	361	580
IPO transaction-related costs	10,008	—	—
Restructuring expense	141	2,853	1,349
	273,642	233,635	228,266
Income (loss) from operations	761	(18,907)	(59,301)
Other income (expenses)
Interest expense	(3,793)	(4,037)	(2,842)
Other income (expense), net	870	278	(2,120)
Loss from continuing operations before income taxes	(2,162)	(22,666)	(64,263)
Income tax (expense) benefit	(2,874)	8,084	22,332
Loss from continuing operations	(5,036)	(14,582)	(41,931)
Income (loss) from discontinued operations, net of tax expense of $243, $52, and $658, respectively	401	49	(202)
Net loss	(4,635)	(14,533)	(42,133)
Class B Senior Preferred stock deemed dividend	(1,836)	(4,480)	(4,188)
Accretion of beneficial conversion feature on Class C Convertible Preferred stock	—	(5,000)	—
Loss attributable to common stockholders	$(6,471)	$(24,013)	$(46,321)

Weighted average common shares outstanding, basic and diluted	18,205,892	13,153,446	22,262,337
Basic and diluted income (loss) per share
Loss from continuing operations	$(0.38)	$(1.83)	$(2.07)
Income (loss) from discontinued operations	0.02	—	(0.01)
Net loss per share	$(0.36)	$(1.83)	$(2.08)
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common stock		Class B Common stock		Common stock		Additional paid-in capital	Retained earnings (deficit)	Total
(in thousands of dollars, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Stockholders' equity as of December 31, 2010	22,725,500	$227	1,973,509	$20	—	$—	$73,643	$48,339	$122,229
Dividends accrued on Class B Senior Preferred stock	—	—	—	—	—	—	—	(4,188)	(4,188)
Purchase of shares from existing stockholders	(11,135,495)	(111)	—	—	—	—	(24,889)	—	(25,000)
Stockholder loans related to tax withholding on stock issuance	—	—	—	—	—	—	134	—	134
Issuance of nonvested stock awards, net of forfeitures	—	—	(272,706)	(3)	—	—	3	—	—
Stock compensation expense	—	—	—	—	—	—	384	—	384
Net loss	—	—	—	—	—	—	—	(42,133)	(42,133)
Stockholders' equity as of December 31, 2011	11,590,005	116	1,700,803	17	—	—	49,275	2,018	51,426
Recognition of beneficial conversion feature on Class C Convertible Preferred stock	—	—	—	—	—	—	5,000	—	5,000
Deemed dividend on Class C Convertible Preferred stock	—	—	—	—	—	—	(5,000)	—	(5,000)
Dividends accrued on Class B Senior Preferred stock	—	—	—	—	—	—	(4,480)	—	(4,480)
Issuance of common stock to related party (Note 14)	—	—	110,381	1	—	—	106	—	107
Issuance of shares to existing stockholders	—	—	337,636	3	—	—	325	—	328
Stockholder loans related to tax withholding on stock issuance	—	—	—	—	—	—	11	—	11
Issuance of nonvested stock awards, net of forfeitures	—	—	175,648	2	—	—	(2)	—	—
Exercise of stock options (Note 18)	—	—	546,244	6	—	—	(6)	—	—
Stock compensation expense	—	—	—	—	—	—	1,305	—	1,305
Net loss	—	—	—	—	—	—	—	(14,533)	(14,533)
Stockholders' equity as of December 31, 2012	11,590,005	116	2,870,712	29	—	—	46,534	(12,515)	34,164
Dividends accrued on Class B Senior Preferred stock	—	—	—	—	—	—	(1,836)	—	(1,836)
Issuance of common stock, net of offering costs	—	—	—	—	4,411,765	44	55,181	—	55,225
Conversion of Class A Common stock to common stock	(11,590,005)	(116)	—	—	11,590,005	116	—	—	—
Conversion of Class B Common stock to common stock	—	—	(2,870,712)	(29)	2,870,712	29	—	—	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO (Note 2)	—	—	—	—	7,191,891	72	43,241	—	43,313
Issuance of nonvested stock awards, net of forfeitures	—	—	—	—	47,634	—	—	—	—
Repayment of stockholder loans	—	—	—	—	—	—	401	—	401
Stock compensation expense	—	—	—	—	—	—	1,049	—	1,049
Net loss	—	—	—	—	—	—	—	(4,635)	(4,635)
Stockholders' equity as of December 31, 2013	—	$—	—	$—	26,112,007	$261	$144,570	$(17,150)	$127,681
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands of dollars)	2013	2012	2011
Cash flows from operating activities
Net loss	$(4,635)	$(14,533)	$(42,133)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,827	10,299	15,257
Amortization of intangible assets	2,236	1,470	1,457
Amortization of debt issuance costs	596	902	1,553
Deferred income taxes	(1,257)	(3,633)	(5,926)
Non-cash stock compensation expense	1,049	1,305	384
Impairment of assets held for sale	432	481	610
(Loss) gain on sale of property, equipment and real estate	(60)	169	(2,609)
Gain on reduction of earnout liability (Note 4)	(195)	—	—
Bad debt expense	1,051	2,333	1,753
Change in assets and liabilities
Accounts receivable	(21,008)	(27,026)	(677)
Inventories, net	(16,858)	(22,712)	14,593
Costs in excess of billings on uncompleted contracts	(2,745)	(1,288)	(1,165)
Prepaid expenses and other current assets	(650)	(784)	1,022
Current income taxes receivable/payable	50	12,110	8,920
Other assets	(13)	2,314	(5,771)
Accounts payable	(10,795)	24,821	(1,162)
Accrued expenses and other liabilities	3,736	1,798	(699)
Restructuring reserve	(1,522)	1,125	(462)
Billings in excess of costs on uncompleted contracts	360	131	47
Other long-term liabilities	137	(1,525)	8,007
Net cash used in operating activities	(40,264)	(12,243)	(7,001)
Cash flows from investing activities
Change in restricted assets	4,204	3,069	2,555
Purchases of businesses	(2,373)	(5,732)	—
Loan to seller of Total Building Services Group, LLC (Note 4)	—	(850)	—
Proceeds from sale of property, equipment and real estate	3,754	1,393	6,106
Purchases of property and equipment	(7,448)	(2,741)	(1,339)
Net cash (used in) provided by investing activities	(1,863)	(4,861)	7,322
Cash flows from financing activities
Proceeds from revolving line of credit	1,301,290	1,042,850	787,394
Repayments of proceeds from revolving line of credit	(1,314,436)	(1,004,482)	(766,544)
Redemption of Class B Senior Preferred stock	—	(12,372)	—
Redemption of Class A Junior Preferred stock and Class A Common stock	—	—	(25,000)
Cash received from stockholder	—	—	5,000
Proceeds from issuance of common stock, net of offering costs	55,225	—	—
Loans from related parties	401	11	134
Sale of Class B Senior Preferred stock	—	328	—
Dividends paid on Class B Senior Preferred stock	—	(10,628)	—

Payments of debt issuance costs	(298)	(555)	—
Payments on capital leases	(1,610)	(1,311)	(1,511)
Secured borrowings	2	997	665
Net cash provided by financing activities	40,574	14,838	138
Net (decrease) increase in cash and cash equivalents	(1,553)	(2,266)	459
Cash and cash equivalents
Beginning of period	2,691	4,957	4,498
End of period	$1,138	$2,691	$4,957

Supplemental disclosure of cash flow information
Interest paid	$3,424	$3,046	$1,165
Income taxes paid	4,535	244	2,049
Income tax refunds received	206	16,399	24,782
Non-cash investing and financing transactions
Accrued purchases of property and equipment	1,651	—	—
Sale of assets in exchange for note receivable	305	—	—
Capital lease obligations	1,951	6,135	1,401
Disposals of capital lease assets	54	—	198
Reclassification and conversion of preferred stock to common stock in connection with the IPO (Note 2)	43,313	—	—
Dividends accrued on Class B Senior Preferred stock (Note 17)	1,836	4,480	4,188
Issuance of Class C Convertible Preferred stock (Note 17)	—	5,000	—
Dividends on Class C Convertible Preferred stock (Note 17)	—	5,000	—
Beneficial conversion feature on Class C Convertible Preferred stock (Note 17)	—	5,000	—
Issuance of Class B Common stock (Note 14)	—	107	—
Fair value of earnout agreement (Note 4)	—	1,075	—
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are presented in thousands except share and per share amounts.)
1.    Organization
Stock Building Supply Holdings, Inc., formerly known as Saturn Acquisition Holdings, LLC ("Saturn"), and its subsidiaries (the “Company,” “we,” “us” and “our” ) distributes lumber and building materials to new construction and repair and remodel contractors. Additionally, we provide solution-based services to our customers, including component design, production specification and installation management services.
On May 2, 2013, Saturn filed a Certificate of Conversion with the Secretary of State of the State of Delaware to effect a conversion from a Delaware limited liability company to a Delaware corporation and change the name of Saturn to Stock Building Supply Holdings, Inc. In connection with the conversion to a corporation, each one share of Class A Common stock, Class B Common stock, Class A Junior Preferred stock and Class C Convertible Preferred stock converted into one share of the same class of the converted entity. Each share of Class B Senior Preferred stock converted into 1.02966259 shares of the same class of the converted entity (with the additional shares representing the accumulated dividends thereon to the date of the conversion).
On July 29, 2013, the Company filed an amendment to its Certificate of Incorporation effecting a 25.972-for-1 stock split of the Company’s common stock. The consolidated financial statements give retroactive effect to the stock split.
2.    Initial Public Offering
On August 14, 2013, the Company completed its Initial Public Offering ("IPO") of 7,000,000 shares of common stock at a price of $14.00 per share. A total of 4,411,765 shares were offered by the Company and a total of 2,588,235 shares were sold by Gores Building Holdings, LLC and other selling stockholders of the Company. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 1,050,000 shares of common stock from certain selling stockholders. As a result, the total IPO size was 8,050,000 shares. The Company received net proceeds of $55,225 after deducting underwriting discounts of $4,324 and other expenses directly associated with the IPO of $2,216, including legal, accounting, printing and roadshow expenses. The underwriting discounts and other expenses directly associated with the IPO have been recorded in additional paid-in-capital as a reduction of the IPO proceeds on the condensed consolidated balance sheets as of December 31, 2013. The Company used $46,225 of the net proceeds to pay down outstanding balances under its revolving line of credit and $9,000 was paid to The Gores Group, LLC ("Gores") to terminate our management services agreement with Gores.
Upon the closing of the IPO, all outstanding shares of the Company’s Class A Common stock and Class B Common stock were reclassified and converted into an equal number of shares of a single class of common stock, all outstanding options to purchase Class B Common stock held by certain members of management were reclassified and converted into options to purchase an equal number of shares of common stock and all outstanding Class A Junior Preferred stock, Class B Senior Preferred stock and Class C Convertible Preferred stock were reclassified and converted into an aggregate of 7,191,891 shares of the Company’s common stock.
As a result of the IPO, the Company expensed certain costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the year ended December 31, 2013:

Year ended December 31, 2013
Management services agreement termination fee paid to Gores	$9,000
Other IPO transaction-related costs	1,008
$10,008

3.    Summary of significant accounting policies
Basis of presentation
The accompanying consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Principles of consolidation
The consolidated financial statements include all accounts of Stock Building Supply, Inc., and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. The significant estimates which could change by a material amount in the near term include accounts receivable reserves, inventory reserves, supplier rebates and goodwill impairment. Actual results may differ materially from these estimates under different assumptions or conditions.
Business and credit concentrations

The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. Mitigating this credit risk is collateral underlying certain accounts receivable (perfected liens or lien rights) as well as the Company’s analysis of a customer’s credit history prior to extending credit. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across various regions of the United States. At December 31, 2013 and 2012, no customer represented more than 10% of accounts receivable. For the years ended December 31, 2013, 2012 and 2011, no customer represented more than 10% of revenue.

The Company’s future results could be adversely affected by a number of factors including: competitive pressure on sales and pricing, weather conditions, consumer spending and debt levels, interest rates, existing residential home sales and new home construction, lumber prices and product mix.

Cash and cash equivalents

Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase.

Restricted assets

Restricted assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deposits for payment of casualty & health insurance claims	$1,306	$5,690
Other deposits	513	333
	$1,819	$6,023

Restricted assets are classified as current or non-current assets based on their designated purpose.

Fair value of financial instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2
Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3
Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Accounts receivable

Accounts receivable result from the extending of credit to trade customers for the purchase of goods and services. The terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to compete in certain circumstances, the Company will sell product under extended payment terms. Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging, customer disputes and the business environment. Account balances are charged off when the potential for recovery is considered remote. The Company grants trade discounts on a percentage basis. The Company records an allowance against accounts receivable for the amount of discounts it estimates will be taken by customers. The discounts are recorded as a reduction to revenue when products are sold.

Consideration received from suppliers

The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Supplier rebates are accrued as part of cost of goods sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. The Company estimates the rebates applicable to inventory on-hand at each period end based on the inventory turns of the related items. Total rebates receivable at December 31, 2013 and 2012 are $4,885 and $2,599, respectively, included in prepaid expenses and other current assets.

Revenue recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience, and sales tax.

Revenues from construction contracts generally are recognized on the completed contract basis, as these contracts generally are completed within 30 days. Revenues from certain construction contracts, which are generally greater than 30 days, are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract. Costs of goods sold related to construction contracts include all direct material, subcontractor and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Shipping and handling costs

The Company includes shipping and handling costs in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $62,517, $50,943 and $48,139 for the years ended December 31, 2013, 2012 and 2011, respectively.

Property and equipment

Property and equipment are stated at cost. Expenditures for renewals and betterments, which extend the useful lives of assets, are capitalized while maintenance and repairs are charged to expense as incurred. Property and equipment obtained through acquisition are stated at estimated fair market value as of the acquisition date, and are depreciated over their estimated remaining useful lives, which may differ from our stated policies for certain assets. Gains and losses related to the sale of property and equipment are recorded as selling, general and administrative expenses.

Property and equipment are depreciated using the straight-line method and are generally depreciated over the following estimated service lives:

Buildings and improvements	40 years
Leasehold improvements	Lesser of life of the asset or remaining
lease term, and not to exceed 10 years
Furniture, fixtures and equipment	2–10 years
Vehicles	4–7 years

Property and equipment acquired in connection with business combinations may be assigned remaining estimated service lives outside of these ranges.

Assets are classified as held for sale if the Company commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value. Assets held for sale are stated at the lower of depreciated cost or estimated fair value less expected disposition costs. The majority of assets classified as held for sale as of December 31, 2013 are under contract to be sold during 2014.

Goodwill and other intangible assets

At least annually, or more frequently as changes in circumstances indicate, the Company tests goodwill for impairment. To the extent that the carrying value of the net assets of any of the reporting units having goodwill is greater than their estimated fair value, the Company may be required to record impairment charges. The Company’s reporting units are its East, South and West geographic divisions and Coleman Floor. The Company is required to make certain assumptions and estimates regarding the fair value of the reporting units containing goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

During the third quarter of 2013, 2012 and 2011, the Company performed its annual impairment assessment of goodwill which did not indicate that an impairment existed. During each assessment, the Company determined that the fair value of its reporting units containing goodwill substantially exceeded their carrying value. The Company estimated the fair value of the reporting units using the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. As part of the 2013 assessment, the aggregate fair values of the reporting units were compared and reconciled to the Company's market capitalization. There was no active trading market for our equity or debt in 2012 and 2011.

Acquired intangible assets other than goodwill are amortized over their weighted average amortization period unless they are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish the carrying value. The fair value of acquired intangible assets is determined using common valuation techniques, and the Company employs assumptions developed using the perspective of a market participant.

Impairment of long-lived assets

Long-lived assets, such as property, equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever facts and circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment testing of long-lived assets, the Company identifies asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Income taxes

The Company computes income taxes using the asset and liability method in accordance with ASC 740, Income Taxes(“ASC 740”). Deferred taxes represent the difference between the tax basis of assets or liabilities, calculated under tax laws, and the reported amounts in the Company’s consolidated financial statements. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

ASC 740 also prescribes a recognition threshold and certain measurement principles for the financial statements related to tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties associated with income taxes, accounting in interim periods, disclosures and transition requirements.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense.

Casualty and health insurance

The Company is self insured for general liability, auto liability and workers’ compensation exposures, as well as health care claims, with specific excess insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is reflected on the consolidated balance sheets as a liability with current and long-term components. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Provisions for losses are developed from valuations that rely upon the Company’s past claims experience, which considers both the frequency and settlement of claims. The casualty and health insurance liabilities are recorded at their undiscounted value.

Retirement savings program

The Company sponsors a defined contribution retirement savings plan. Employees who have attained the age of 18 and have completed 90 days of service prior to the plan entry date are eligible to participate in the plan. The Company has recorded expense of $1,200, $904 and $0 related to its retirement savings programs for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

Lease obligations

The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis over the lease term, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2013 and 2012, the Company had a deferred rent liability of $1,614 and $1,927, respectively, included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets.

Advertising and promotion

Costs associated with advertising and promoting products and services are expensed in the period incurred and totaled $1,631, $1,323 and $399 for the years ended December 31, 2013, 2012 and 2011, respectively. These costs are included in selling, general and administrative expenses on the consolidated statements of operations.

Stock-based compensation

In accordance with the requirements of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees using a fair value based pricing model. The compensation expense is recognized over the requisite service period.

Restructuring and related expenses

The Company accounts for costs associated with exit or disposal in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), which requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recognized and measured at its fair value when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) for typically all other costs related to an exit or disposal activity to be expensed as incurred.

Debt issuance costs

Costs incurred in connection with the Company’s secured credit agreement are capitalized and amortized over the term of the agreement. Total debt issuance costs, net of accumulated amortization, included in other assets on the consolidated balance sheets were $1,640 and $1,937 as of December 31, 2013 and 2012, respectively. Amortization of debt issuance costs for the years ended December 31, 2013, 2012 and 2011 was $596, $902 and $1,553, respectively, and is included in interest expense on the consolidated statements of operations.

Derivatives

The Company recognizes all derivative instruments as assets or liabilities in the Company’s balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are reported in earnings. The Company elected not to designate any new derivative instruments as hedges for the years 2013, 2012 or 2011, and therefore all changes in the fair market value of the hedge contracts have been reported in cost of goods sold, on the consolidated statements of operations.

The Company may decide to designate these instruments as hedges in future periods. The Company does not enter into any derivatives for speculative or trading purposes; all derivatives are used to offset existing or expected risks associated with fluctuations in interest rates or commodities.

Warranty expense

We have warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not significant as a result of third-party inspection and acceptance processes.

Comprehensive loss

Comprehensive loss is equal to the net loss for all periods presented.

Recently issued accounting pronouncements

There were no significant new accounting pronouncements or changes to existing guidance that were applicable to us.

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

Total Building Services Group, LLC

On December 22, 2012, the Company purchased certain assets and liabilities of Total Building Services Group, LLC (“TBSG”) for $6,807. TBSG consists of one location in Georgia and sells framing, millwork and building materials and services primarily to residential contractors. The purchase of TBSG includes an earnout agreement (“Earnout”) in which the seller of TBSG participates in earnings over certain thresholds during the three fiscal years beginning January 1, 2013. At the acquisition date, the Company estimated the value of the Earnout to be $1,075 using discounted future cash flows. The Earnout has been classified as a Level 3 measurement in accordance with ASC 820. The Company advanced $850 against future Earnout payments and earns 9% interest on the advanced amount. As of December 31, 2013, the net value of the Earnout and related advance was $0, based on cash flow projections as of that date. The Company recognized a gain of $195 for the year ended December 31, 2013 within selling, general and administrative expenses on the consolidated statements of operations related to the reduction of the Earnout liability. The Company incurred transaction costs of $106 and $183 during the years ended December 31, 2013 and 2012, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations. Net sales of TBSG for the year ended December 31, 2013 were $20,419. As the acquisition occurred on December 22, 2012, net sales of TBSG from the date of acquisition through December 31, 2012 is not significant. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on December 22, 2012.

Accounts receivable	$398
Inventories	1,524
Property and equipment	6,128
Intangible assets-trademarks	1,132
Intangible assets-supply agreement	4,484
Intangible assets-customer relationships	1,967
Total assets acquired	15,633
Accounts payable	(3,395)
Accrued expenses and other liabilities	(56)
Current portion of capital lease obligation	(423)
Long-term portion of capital lease obligation	(4,952)
Total liabilities assumed	(8,826)
Net assets acquired	$6,807

Chesapeake Structural Systems

On April 8, 2013, Commonwealth Acquisition Holdings, LLC, a wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) for an adjusted purchase price of $2,623. This amount includes an initial holdback amount of $250 due to the sellers on April 8, 2014. The holdback amount may be reduced under certain circumstances, including the Company’s inability to collect upon acquired accounts receivable. The acquisition provides the Company with component manufacturing capability to serve customers in the Central and Northern Virginia markets. The Company incurred transaction costs of $151 during the year ended December 31, 2013 which are included in selling, general and administrative expenses on the consolidated statements of operations. Net sales of Chesapeake for the period from April 8, 2013 through December 31, 2013 were $7,929. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.
The Company acquired total assets of $3,108 and assumed liabilities of $1,410. The assets acquired include a customer relationship intangible asset of $1,160. Goodwill of $675 arising from the acquisition consists of expected synergies and cost savings from excess purchase price over identifiable intangible net assets, as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. All of the goodwill from this transaction is expected to be deductible for income tax purposes.

5.    Discontinued operations
During the years ended December 31, 2012 and 2011, the Company ceased operations in certain geographic markets due to declines in residential home building throughout the U.S. and other strategic reasons. The Company will have no further significant continuing involvement in the sold operations and exited geographic markets. The cessation of operations in these markets has been treated as discontinued operations as the markets had distinguishable cash flows and operations that have been eliminated from ongoing operations. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity of a closing store to any remaining open stores and the potential sales migration from the closed store to any stores remaining open.
The operating results of the discontinued operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
Net sales	$—	$1,103	$14,670
Restructuring charges	(31)	(55)	(1,033)
Income from discontinued operations before income taxes	644	101	456
Income tax expense	(243)	(52)	(658)
Net income (loss)	401	49	(202)
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at December 31, 2013 and 2012 are as follows:

	2013	2012
Inventories, net	$—	$20
Real estate held for sale	700	700
Prepaid expenses and other current assets	8	35
Current assets of discontinued operations	708	755
Property and equipment, net of accumulated depreciation	—	28
Noncurrent assets of discontinued operations	—	28
Accounts payable	—	2
Accrued expenses and other liabilities	37	167
Restructuring reserve	295	277
Current liabilities of discontinued operations	332	446
Long-term restructuring reserve	89	384
Other long-term liabilities	—	4
Noncurrent liabilities of discontinued operations	$89	$388
6.    Restructuring costs
In addition to discontinuing operations in certain markets, the Company has instituted store closures and reductions in headcount in continuing markets (collectively, the “Restructurings”) in an effort to: (i) strengthen the Company’s competitive position; (ii) reduce costs and (iii) improve operating margins within existing markets that management believes have favorable long-term growth demographics.
No additional costs, other than interest accretion, are expected to be incurred related to the Restructurings.

The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of and for the years ended December 31, 2013, 2012 and 2011:

	Work force reductions	Store closures	Total
Restructuring reserves, December 31, 2010	$671	$3,791	$4,462
Restructuring charges incurred	97	2,285	2,382
Cash payments	(703)	(2,141)	(2,844)
Restructuring reserves, December 31, 2011	65	3,935	4,000
Restructuring charges incurred	353	2,555	2,908
Cash payments	(65)	(1,718)	(1,783)
Restructuring reserves, December 31, 2012	353	4,772	5,125
Restructuring charges incurred	—	209	209
Cash payments	(163)	(1,569)	(1,732)
Restructuring reserves, December 31, 2013	$190	$3,412	$3,602
The restructuring charges incurred for store closures for the year ended December 31, 2012 primarily relate to management’s determination that subleasing closed properties was no longer reasonably assumed which resulted in revised estimates.

The remaining accrual for work force reduction of $190 is expected to be fully paid by January 2015. The remaining accrual for store closures of $3,412 is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at December 31, 2013 consists of a current portion of $1,594 and a long-term portion of $2,008, which is included in other long-term liabilities on the consolidated balance sheets.

7.    Accounts receivable

Accounts receivable consist of the following at December 31, 2013 and 2012:

	2013	2012
Trade receivables	$115,876	$94,962
Allowance for doubtful accounts	(2,707)	(3,095)
Allowance for sales returns and discounts	(1,884)	(1,570)
	$111,285	$90,297

The following table shows the changes in our allowance for doubtful accounts:

	2013	2012	2011
Balance at January 1	$3,095	$2,669	$4,826
Additions charged to expense	1,051	2,333	1,753
Deductions (write-offs)	(1,439)	(1,907)	(3,910)
Balance at December 31	$2,707	$3,095	$2,669

Recoveries of amounts previously written off were $1,785, $3,402 and $9,084 for the years ended December 31, 2013, 2012 and 2011, respectively.

8.    Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, millwork, windows and doors, as well as certain manufactured products and are valued at the lower of cost or market, with cost being measured using an average cost approach, which approximates the first-in, first-out approach. A provision for excess and obsolete inventory of $2,174 and $1,833 is recorded as of December 31, 2013 and 2012, respectively.

9.    Property and equipment

Property and equipment consists of the following at December 31, 2013 and 2012:

	2013	2012
Land	$18,210	$18,210
Buildings and improvements	25,279	24,992
Leasehold improvements	7,721	7,178
Furniture, fixtures and equipment	51,713	51,554
Vehicles	27,918	25,387
Construction-in-progress	2,719	293
	133,560	127,614
Less: Accumulated depreciation	(77,521)	(72,538)
	$56,039	$55,076

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $9,827, $10,299 and $15,257, respectively, including amortization expense related to capital leases. Depreciation expense of $3,936, $2,489 and $2,887 was included in cost of goods sold, in 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had real estate held for sale of $1,663 and $700 included in continuing operations and discontinued operations, respectively, related to closed branches. As of December 31, 2012, the Company had real estate held for sale of $5,117 and $700 included in continuing operations and discontinued operations, respectively, related to closed branches. During the years ended December 31, 2013 and 2012, the Company reclassified $0 and $970, respectively, of property and equipment to assets held for sale, as the assets met the held for sale criteria as set forth in ASC 360, Property, Plant and Equipment (“ASC 360”).

As of December 31, 2013 and 2012, the Company had other assets held for sale of $0 and $381, respectively, in continuing operations, consisting primarily of information technology equipment.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded impairment charges related to assets held for sale of $432, $481 and $610, respectively. The impairment charges arose primarily from declining commercial real estate values. The Company estimated the fair value of the assets classified as held for sale using recent sales data for similar properties in the area and analyzed the expected cash flows from different sales scenarios.

During the years ended December 31, 2013, 2012 and 2011, the Company had proceeds from the sale of property and equipment of $553, $952 and $5,220, respectively, and proceeds from the sales of real estate held for sale of $3,201, $441 and $886, respectively. These disposals were primarily related to assets of stores closed as part of the restructuring events discussed in Note 6.

10.    Goodwill and intangible assets, net
Goodwill
The following table shows changes in goodwill for the year ended December 31, 2013. All of the Company's goodwill as of December 31, 2013 is recorded in the Geographic divisions reportable segment (Note 19).

December 31, 2012	$6,511
Acquisition of Chesapeake (Note 4)	675
December 31, 2013	$7,186

Intangible assets

Intangible assets represent the value assigned to trademarks, customer relationships and a supply agreement in connection with acquired companies. The trademarks, customer relationships and supply agreement are being amortized over weighted-average periods of 17.3 years, 11.6 years and 13.0 years, respectively. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets.

	Trademarks		Customer Relationships		Supply Agreement		Total
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
December 31, 2011	$15,853	$(2,221)	$6,982	$(862)	$—	$—	$19,752
Acquisitions	1,132	—	1,967	—	4,484	—	7,583
Amortization	—	(909)	—	(552)	—	(9)	(1,470)
December 31, 2012	16,985	(3,130)	8,949	(1,414)	4,484	(9)	25,865
Acquisitions	—	—	1,160	—	—	—	1,160
Amortization	—	(990)	—	(896)	—	(350)	(2,236)
December 31, 2013	$16,985	$(4,120)	$10,109	$(2,310)	$4,484	$(359)	$24,789

Aggregate amortization expense was $2,236, $1,470 and $1,457 for the years ended December 31, 2013, 2012 and 2011, respectively. Based upon current assumptions, the Company expects that its definite-lived intangible assets will be amortized according to the following schedule:

2014	$2,253
2015	2,253
2016	2,253
2017	2,253
2018	2,253
Thereafter	13,524
$24,789

11.    Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following at December 31, 2013 and 2012:

	2013	2012
Accrued payroll and other employee related expenses	$12,595	$6,940
Accrued taxes	5,421	4,156
Self-insurance reserves	3,236	3,365
Advances from customers	3,725	2,981
Accrued professional fees	1,366	1,214
Accrued rebates payable	853	826
Accrued short-term deferred rent	586	593
Accrued related party management fees (Note 14)	130	119
Accrued interest and lending fees	178	778
Litigation reserve (Note 16)	140	2,146
Other	2,298	2,159
	$30,528	$25,277

12.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance (“WFCF”), which includes a revolving line of credit (the “Revolver”). The Revolver was amended during 2012 and 2013 for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver as of December 31, 2013:

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

The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.375% if the average daily usage is $75,000 or below, and 0.25% if the average daily usage is above $75,000. The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio requirement is only applicable if the sum of (i) availability under the Revolver and (ii) qualified cash ("Adjusted Liquidity") is less than $15,000, and remains in effect until the date on which Adjusted Liquidity has been greater than or equal to $15,000 for a period of 30 consecutive days. The Company has incurred operating losses for the years ended December 31, 2012 and 2011 and has used cash for operating activities for the years ended December 31, 2013, 2012 and 2011. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the financial covenants to become applicable during the year ended December 31, 2014.
The Company had outstanding borrowings of $59,072 and $72,218 with net availability of $71,002 and $31,344 as of December 31, 2013 and 2012, respectively. The interest rate on outstanding LIBOR Rate borrowings of $52,000 was 1.9% and the interest rate on outstanding Base Rate borrowings of $7,072 was 4.00% as of December 31, 2013. The interest rate on outstanding LIBOR Rate borrowings of $65,000 ranged from 3.1%-3.3% and the interest rate on outstanding Base Rate borrowings of $7,218 was 5.0% as of December 31, 2012. The Company had $8,900 and $7,550 in letters of credit outstanding under the Credit Agreement as of December 31, 2013 and 2012, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at December 31, 2013 and December 31, 2012 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
The Revolver is classified as a long-term liability as of December 31, 2013 as the Company is no longer required to maintain a lockbox sweep arrangement with WFCF, due to net availability exceeding a minimum threshold defined in the Credit Agreement.
The Company entered into Amendment Eleven to the Credit Agreement on February 18, 2014. See Note 22 for the significant provisions included in the amendment.

13.    Other long-term liabilities

Other long-term liabilities consists of the following at December 31, 2013 and 2012:

	2013	2012
Self-insurance reserve (Note 3)	$4,310	$3,866
Long-term restructuring reserve (Note 6)	2,008	3,612
Long-term deferred rent (Note 3)	1,028	1,334
Other	—	195
	$7,346	$9,007

14.    Related party transactions
During the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses related to management services provided by Gores and Glendon Saturn Holdings, LLC ("Glendon"), an affiliate of Gores. For the years ended December 31, 2013, 2012 and 2011, these expenses were $1,306, $1,379 and $1,963, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations. The management services agreement with Gores was terminated on August 14, 2013 in connection with the IPO, and the Company paid Gores a $9,000 termination fee on that date (Note 2).
During the year ended December 31, 2013, the Company incurred fees related to services provided by members of the Company's Board of Directors who are employed by Gores and Glendon of $113. These fees are included in selling, general and administrative expenses on the consolidated statements of operations.
The Company incurred expenses related to management services provided by Wolseley plc ("Wolseley") through November 16, 2011. For the year ended December 31, 2011, these expenses were $443 and are included in selling, general and administrative expenses on the consolidated statements of operations.
As of December 31, 2012, the Company had related party promissory note balances of $401, which represented advances, and accrued interest thereon, due from Glendon and other shareholders of the Company. These notes were repaid in full during the second quarter of 2013.

On July 1, 2012, the Company made a $531 loan to an executive of the Company related to an exercise of stock options. This loan was forgiven by the Company on June 14, 2013 (Note 18).

On March 1, 2012, the Company issued Glendon 110,381 Class B Common shares.

The Company leases an operating facility from a partnership that is partially owned by an employee. Rental payments of $114 were made during the year ended December 31, 2013 related to this lease. No rental payment were made during the years ended December 31, 2012 and 2011 related to this lease.

Prior to July 1, 2013, the Company was part of a group health care plan with Gores. As of December 31, 2013 and December 31, 2012, the Company had $0 and $750, respectively, on deposit with Gores as a reserve for the payment of run-off health care claims in the event of a Plan termination, which is included in restricted assets on the consolidated balance sheets. As of July 1, 2013, the Company is no longer part of the group health care plan with Gores and maintains an independent health care plan.
On February 22, 2010, the Company entered into a Software, Services, License and Maintenance Services Agreement with United Road Services Inc. and its subsidiary Vehix Transvision, LLC (collectively “URS”) for the development, implementation, maintenance and support of customized software related to our Stock Logistics Solutions capability. The agreement with URS was subsequently amended and restated on March 3, 2013 to update certain services and deliverables. When we entered into the original agreement in 2010, URS was also owned by Gores as one of its portfolio companies. Gores divested its ownership interest in URS on December 14, 2012 and URS is no longer under common ownership with the Company. Accordingly, the Company does not consider URS a related party subsequent to December 14, 2012. The Company paid URS $773 and $883 during the year ended December 31, 2012 and 2011, respectively.

15.    Income taxes
The components of income tax expense (benefit) for the years ended December, 31 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current
Federal	$3,961	$(4,596)	$(16,300)
State	413	197	552
	4,374	(4,399)	(15,748)
Deferred
Federal	(1,859)	(2,759)	(4,513)
State	602	(874)	(1,413)
	(1,257)	(3,633)	(5,926)
	$3,117	$(8,032)	$(21,674)
The 2013 income tax expense of $3,117 consists of $2,874 related to continuing operations and $243 related to discontinued operations. The 2012 income tax benefit of $8,032 consists of $8,084 related to continuing operations and ($52) related to discontinued operations. The 2011 income tax benefit of $21,674 consists of $22,332 related to continuing operations and ($658) related to discontinued operations.

A reconciliation of differences between the statutory U.S. Federal income tax rate of 35% and the Company’s effective tax rate from continuing operations for the years ended December 31, 2013, 2012, and 2011 follows:

	2013	2012	2011
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	(0.4)	1.7	2.5
Nondeductible termination fee on management services agreement	(157.6)	—	—
Nondeductible capitalized transaction costs	(3.8)	—	—
Nondeductible compensation expense	(8.1)	—	—
Nondeductible (permanent) items- other	(1.3)	(1.0)	(0.2)
IRC Section 199 manufacturing deduction	17.0	—	—
Changes in tax rates	(11.2)	0.5	0.2
Indemnity tax asset	—	(0.5)	(1.1)
Uncertain tax positions	—	1.5	3.0
Other items	(3.7)	0.8	(2.5)
Valuation allowance	1.2	(2.3)	(2.1)
	(132.9)%	35.7%	34.8%

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets related to
Accounts receivable	$1,385	$516
Inventory	1,322	1,763
Accrued expenses	3,375	5,218
Other reserves and liabilities	5,464	3,913
Net operating loss and credit carryforwards	2,160	3,325
	13,706	14,735
Valuation allowance	(1,919)	(1,946)
Total deferred tax assets	11,787	12,789

Deferred tax liabilities related to
Real estate held for sale	(903)	(2,296)
Intangible assets	(4,523)	(4,391)
Property and equipment	(17,474)	(18,735)
Other assets	(1,051)	(788)
Total deferred tax liabilities	(23,951)	(26,210)
Net deferred tax liability	$(12,164)	$(13,421)

At December 31, 2013, the Company had $53,854 of state net operating loss carryforwards expiring at various dates through 2032. During 2013, the Company fully utilized its prior year Federal net operating loss carryforward and credits to reduce its current year federal income tax liability.

Section 382 of the Internal Revenue Code (“IRC”) imposes annual limitations on the utilization of net operating loss carry-forwards, other tax carry-forwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period. If the Company were to experience an IRC section 382 ownership change, an annual limitation could be imposed on certain of the Company’s tax attributes, including its net operating losses, capital loss carry-forwards, and certain other losses, credits, deductions or tax basis.

The Company recognized a current income tax payable of $2,989 and $2,939 at December 31, 2013 and 2012, respectively.

During 2013 and 2012, the Company paid $4,535 and $244 in Federal and state income tax payments, respectively. During 2013 and 2012, the Company carried back certain state tax net operating losses as a tax deduction to offset taxable income in prior taxable periods. As a result of this tax loss carry back, the Company received tax refunds of $206 in 2013 and $16,399 in 2012. As of December 31, 2012, the Company is no longer able to carry back its tax net operating losses; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.

In accordance with ASC 740, the Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry forward period necessary to absorb the Federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the state net operating losses and other deferred tax assets.

Based upon the positive and negative evidence considered, the Company believes it is more likely than not that it will realize the benefit of the deferred tax assets, net of the existing state tax valuation allowances of $1,919 and $1,946 as of December 31, 2013 and 2012, respectively. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the Company’s effective tax rate would be impacted as the valuation allowance is reversed.

The following table shows the changes in the amount of the Company’s valuation allowance:

	2013	2012	2011
Balance at January 1,	$1,946	$1,418	$50
Additions charged to expense	—	528	1,368
Deductions - other	(27)	—	—
Balance at December 31,	$1,919	$1,946	$1,418

During 2013, several state tax jurisdictions in which the Company conducts business enacted new laws to change their respective income tax rates prospectively. As a result of the change in tax rates, the Company reduced its net deferred tax liabilities and assets as well as the respective valuation allowances.

At December 31, 2013 and 2012, the Company has recognized no material uncertain tax positions. During 2012, the statute of limitations expired for certain tax periods where the Company had previously recognized a long-term liability related to uncertain tax positions. As a result, the Company increased current income tax benefit for the year ended December 31, 2012 by $347 and decreased the long-term liability related to the uncertain tax positions. The Company also recognized $347 within other income (expense), net, on the consolidated statement of operations due to the reduction in a corresponding related Wolseley indemnity asset.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of the effect of interest and penalties) is as follows:

	2013	2012	2011
Balance at January 1,	$—	$266	$2,027
Tax positions taken in prior periods:
Gross increases	—	—	—
Gross decreases	—	—	—
Tax positions taken in current period:
Gross increases	—	—	—
Settlements with taxing authorities	—	—	—
Lapse of applicable statute of limitations	—	(266)	(1,761)
Balance at December 31,	$—	$—	$266

Certain state tax returns are under examination by various regulatory authorities. The Company‘s state tax returns are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating losses and statutory waivers. The Company’s Federal returns are open to examination for three years; however, due to statutory waivers, the Company's tax years ended July 31, 2008 and May 5, 2009 remain open until December 31, 2014 with the Federal tax authorities. The Company is currently under examination by the IRS for its tax years ended July 31, 2008, May 5, 2009, March 31, 2010, March 31, 2011 and March 31, 2012. At December 31, 2013 and 2012, the Company has recognized $2,859 and $2,923, respectively, related to expected tax, penalties and interest payments as a result of the IRS audits in its current income tax payable.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense and to the extent the liability relates to pre-Acquisition Date tax periods, the Company recognizes a corresponding benefit related to the indemnity agreement from a subsidiary of Wolseley. As of December 31, 2013 and 2012, the Company has neither material unrecognized tax benefits nor any associated interest and penalties. During the years ended December 31, 2013, 2012 and 2011, the Company recognized penalties and interest related to income tax liabilities and uncertain tax benefits of $64, $73 and $213 in income tax expense, respectively. As of December 31, 2013 and 2012, the Company recognized penalties and interest of $248 and $180, respectively, within its current income tax payable.

16.    Commitments and contingencies
The Company is obligated under capital leases covering fleet vehicles and certain equipment, as well as one facility. The fleet vehicles and equipment leases generally have terms ranging from three to six years and the facility lease has a term of eleven years. The carrying value of property and equipment under capital leases was $7,218 and $6,999 at December 31, 2013 and 2012, respectively, net of accumulated depreciation of $3,942 and $2,799, respectively. Amortization of assets held under capital leases is included with depreciation expense on the consolidated statements of operations.

The Company also has several noncancellable operating leases, primarily for buildings, improvements, and equipment. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2013 are as follows:

	Capital leases	Operating leases
2014	$1,628	$19,103
2015	1,371	10,978
2016	1,019	10,135
2017	926	5,946
2018	856	3,147
Thereafter	3,340	15,120
	9,140	$64,429	(a)
Less: Amounts representing interest	(1,889)
Total obligation under capital leases	7,251
Less: Current portion of capital lease obligation	(1,240)
Long term capital lease obligation	$6,011

(a) Minimum operating lease payments have not been reduced by minimum sublease rentals of $1,431 due in the future under noncancelable subleases.

Total rent expense under these operating leases for the years ended December 31, 2013, 2012 and 2011 was $19,066, $18,616 and $21,070, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations. Future payments for certain leases will be adjusted based on increases in the consumer price index.

As of December 31, 2013, the Company had commitments to purchase $8,645 of vehicles and certain equipment, which are enforceable and legally binding on us. We expect to pay for and take possession of these assets during the first quarter of 2014.

In 2012 and 2013, the Company was a defendant in various pending lawsuits arising from assertions of defective drywall manufactured in China and purchased and installed by certain of the Company’s subcontractors, including In re: Chinese-Manufactured Drywall Products Liability Litigation, MDL Case No. 2047, in the United States District Court Eastern District of Louisiana (the “MDL”). The Company has sought and continues to seek reimbursement from Wolseley, the manufacturer, intermediate distributors, insurers, and others related to any costs incurred to investigate and repair defective Chinese drywall and resulting damage. As of December 31, 2012, the Company had recorded a liability of $1,638 in accrued expenses and other liabilities on the consolidated balance sheets as an estimate of probable future payouts related to the MDL. As of December 31, 2012, the Company had also recorded an indemnification asset of $1,638 in prepaid expenses and other current assets on the consolidated balance sheets as it expected full indemnification for any amounts paid related to these claims. The MDL was resolved in March 2013 without any impact to the Company’s income statement or cash flows and the Company no longer holds the liability nor the asset relating to the aforementioned matter.

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

17.    Equity and redeemable securities
Equity securities subsequent to the IPO

Upon the consummation of the IPO and the filing of its Amended and Restated Certificate of Incorporation on August 14, 2013, and as of December 31, 2013, the Company’s classes of stockholders’ equity consist of (i) common stock, $0.01 par value, 300,000,000 shares authorized and (ii) preferred stock, $0.01 par value, 50,000,000 shares authorized.

Equity and redeemable securities prior to the IPO

Prior to the IPO, the Company had the following classes of common and preferred stock:

Common Stock

The Company's common stock consisted of Class A Voting Common shares and Class B Nonvoting Common shares, each with a par value of $0.01 per share.

Class A Junior Preferred Stock

These preferred shares, held by Gores, had a par value of $0.01 per share and were redeemable by the Company at any time after July 31, 2012 for the liquidation preference of $1.00 per share, but had no voting or participation rights other than in the event of a liquidation.

In the event of an involuntary liquidation, these shares were entitled to the liquidation preference which was to be paid out after Class B Senior Preferred shares and Class C Convertible Preferred shares but before all common shares. Further, these shares had no conversion features into common shares. These shares are recorded as redeemable securities (outside of permanent equity) on the accompanying consolidated balance sheets as of December 31, 2012.

Class B Senior Preferred Stock

These preferred shares, held by Gores, had a par value of $0.01 per share and were redeemable at any time after May 5, 2011 by the Company for the liquidation preference of $1,000 per share plus accumulated and unpaid dividends.

These shares had no voting or participating rights, but were eligible to receive cumulative preferential distributions of 8% annually when authorized by the board. Dividends earned, but not declared or paid by the Class B Senior Preferred shares as of December 31, 2012 were $89. In the event of an involuntary liquidation, these shares were entitled to the liquidation preference which was to be paid out before all other preferred and common shares. These shares were also mandatorily redeemable at the liquidation preference upon an IPO. These shares had no conversion features into common shares. These shares are recorded as redeemable securities (outside of permanent equity) on the accompanying consolidated balance sheets as of December 31, 2012.

Class C Convertible Preferred Stock

These preferred shares, held by Gores, had the same voting rights as the Class A Common shares. The shares were entitled to receive distributions equal to the amount of distributions as if the shares had been converted into Class A Common shares. In the event of an involuntary liquidation, these shares were entitled to the liquidation which was to be paid out after Class B Senior Preferred shares but before all other preferred and common shares. These shares also provided Gores with the option to convert into 4,454,889 Class A Common shares at any time at a conversion price of $1.1223625. These shares are recorded as redeemable securities (outside of permanent equity) on the accompanying consolidated balance sheets as of December 31, 2012.

As the conversion rate was less than the deemed fair value of the Class A Common shares of $2.25, the Class C Convertible Preferred shares contained a beneficial conversion feature as described in ASC 470. The difference in the stated conversion price and estimated fair value of the Class A Common shares of $5,000 was accounted for as a beneficial conversion feature. As the option to convert the shares belonged to the holders, the beneficial conversion feature was recognized in the year ended December 31, 2012 as a deemed dividend, which increased the Company's net loss attributable to common stockholders by $5,000 as well as the Company's net loss per share by $0.38.

As discussed in Note 2, upon the closing of the IPO, all shares of existing common and preferred stock were reclassified and converted into shares of common stock.

The following table shows the changes in the classes of preferred stock, which are recorded as redeemable securities (outside of permanent equity):

	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2011	5,100	$—	48,760	$54,997	—	$—
Issuance of Class C Convertible Preferred stock	—	—	—	—	5,000	5,000
Recognition of beneficial conversion feature on Class C Convertible Preferred stock	—	—	—	—	—	(5,000)
Deemed dividend on Class C Convertible Preferred stock	—	—	—	—	—	5,000
Dividends accrued on Class B Senior Preferred stock	—	—	—	4,480	—	—
Redemption of Class B Senior Preferred stock	—	—	(12,372)	(12,372)	—	—
Dividends paid on Class B Senior Preferred stock	—	—	—	(10,628)	—	—
December 31, 2012	5,100	—	36,388	36,477	5,000	5,000
Conversion of Saturn Acquisition Holdings, LLC preferred stock to Stock Building Supply Holdings, Inc. preferred stock (Note 1)	—	—	1,079	—	—	—
Dividends accrued on Class B Senior Preferred stock	—	—	—	1,836	—	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO (Note 2)	(5,100)	—	(37,467)	(38,313)	(5,000)	(5,000)
December 31, 2013	—	$—	—	$—	—	$—

18.    Equity based compensation

2013 Incentive Plan

In connection with the IPO, the Company adopted the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan ("2013 Incentive Plan"). The 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,800,000 shares. In general, if awards under the 2013 Incentive Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2013 Incentive Plan. As of December 31, 2013, a total of 1,254,489 common shares were available for issuance under the 2013 Incentive Plan.

Nonvested stock awards

Certain employees of the Company were granted common shares during the years ended December 31, 2013, 2012 and 2011. These shares vest over a period of three or four years based on continued employment with the Company and the related compensation expense is amortized over the vesting period and included in selling, general and administrative expense on the consolidated statements of operations.

Stock option awards

During the years ended December 31, 2013, 2012 and 2011, certain directors and employees of the Company were awarded options to purchase common shares. These options vest over a period of three or four years based on continued employment with the Company and the related compensation expense is amortized over the vesting period and included in selling, general and administrative expense on the consolidated statements of operations. The stock options have a maximum contractual term of 10 years from the date of grant. There was no cash impact related to the stock option awards during the years ended December 31, 2013, 2012 and 2011.

Restricted stock units

During the year ended December 31, 2013, certain directors of the Company were awarded restricted stock units. These units vest over a period of two years based on continuing service on the Company's Board of Directors.

Stock purchases

In January 2012, the Company’s board of directors approved the issuance and sale of 337,636 Class B Common shares to certain members of management for $0.97 per share. These shares were estimated to have a fair value at issuance of $1.98 per share. The Company recorded $342 in stock compensation expense in 2012 as a result of these sales of stock at a price below fair value.

Shares awarded that revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance. The following table highlights the expense related to share-based payments for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Nonvested stock	$512	$580	$127
Stock options	511	383	257
Restricted stock units	26	—	—
Stock purchases	—	342	—
Stock based compensation	$1,049	$1,305	$384

The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used the following assumptions to value the stock options issued during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility factor (a)	49% - 51%	58%	59%
Risk-free interest rate (b)	1.8% - 2.0%	0.8% - 0.9%	1.0%
Expected term (in years) (c)	6.0 - 6.5	3.7 - 3.9	4.3
(a)    The Company estimated its volatility factor based on the average volatilities of similar public entities.
(b)    The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
(c)    For stock options granted during the year ended December 31, 2013, the expected term was derived utilizing the
"simplified method" in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 110, which uses the mid-point between the vesting date and the expiration date of the award. We believe use of this approach is appropriate given the lack of prior history of option exercises upon which to base an expected term. For stock options granted during the years ended December 31, 2012 and 2011, the expected term was based on the vesting term and contractual term of the options and the expected exercise behavior of the option holders.

The following is a summary of nonvested stock and restricted stock unit activity:

	Nonvested Stock		Restricted Stock Units
	Number of shares outstanding	Weighted average grant date fair value	Number of units outstanding	Weighted average grant date fair value
December 31, 2010	1,123,289	$1.06	—	$—
Granted	64,930	1.92	—	—
Vested	(181,804)	0.98	—	—
Forfeited	(337,636)	1.16	—	—
December 31, 2011	668,779	1.11	—	—
Granted	234,086	1.98	—	—
Vested	(448,355)	1.51	—	—
Forfeited	(58,437)	1.92	—	—
December 31, 2012	396,073	1.06	—	—
Granted	593,878	16.78	10,000	13.96
Vested	(561,958)	6.51	—	—
Forfeited	—	—	—	—
December 31, 2013	427,993	$15.72	10,000	$13.96
The following is a summary of stock option award activity:

	Number of options	Weighted average exercise price	Contractual term (in years)	Intrinsic value
Outstanding at December 31, 2010	845,259	$2.05
Granted	64,930	1.92
Exercised	—	—
Forfeited/Canceled	—	—
Outstanding at December 31, 2011	910,189	2.04
Granted	1,006,936	0.97
Exercised	—	—
Forfeited/Canceled	(1,144,274)	1.82
Outstanding at December 31, 2012	772,851	0.97
Granted	489,377	14.17
Exercised	(546,244)	0.97
Forfeited/Canceled	(1,500)	14.00
Outstanding at December 31, 2013	714,484	$9.98	9.0	$5,883

Exercisable at December 31, 2013	94,083	$0.97	6.9	$1,623

Vested and expected to vest at December 31, 2013	635,276	$9.59	8.9	$5,480

During the year ended December 31, 2012, the exercise price on 910,189 stock options was revised to $0.97, and 234,086 options were canceled and reissued as nonvested shares. These transactions were accounted for as modifications under ASC 718.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $7.03, $1.23 and $0.91, respectively. The weighted average grant date fair value for 2012 excludes 910,189 stock options that were affected by the modification described above.

As described in Note 14, the Company forgave a $531 loan to an executive of the Company on June 14, 2013 related to an exercise of 546,244 stock options. Prior to the date of the loan forgiveness, the options were legally exercised, but not considered exercised for accounting purposes. As of the date of the loan forgiveness, the options were considered exercised for accounting purposes. The exercised shares retained their original vesting requirements, and as such, are presented as both an exercise of stock options and a grant of nonvested stock in the tables above.

No stock options were exercised for cash during the years ended December 31, 2013, 2012 and 2011.

The following table summarizes the Company’s total unrecognized compensation cost related to equity based compensation as of December 31, 2013:

	Unrecognized compensation cost	Weighted average remaining period of expense recognition (in years)
Nonvested stock	$1,058	2.1
Stock options	2,655	2.8
Restricted stock units	113	1.6
	$3,826
19.    Segments
ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company's operating segments consist of the East, South, and West divisions along with Coleman Floor, which offers professional flooring installation services. Due to the similar economic characteristics, nature of products, distribution methods and customers, the Company has aggregated our East, South and West operating segments into one reportable segment, "Geographic divisions."
In addition to our reportable segment, the Company's consolidated results include "Coleman Floor" and "Other reconciling items," which is comprised of our corporate activities.
The following tables present Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the periods indicated. In the Company's previously issued consolidated financial statements for the years ended December 31, 2012 and 2011, Coleman Floor and Other reconciling items were combined into a single category called Other. These amounts are presented separately in the tables below. Furthermore, certain corporate assets totaling $7,578 and $7,224 as of December 31, 2012 and 2011, respectively, have been recategorized from Geographic divisions to Other reconciling items.

	Year ended December 31, 2013				December 31, 2013
	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$1,148,032	$264,322	$11,124	$52,780	$292,047
Coleman Floor	49,005	10,081	134	2,127	10,096
Other reconciling items	—	—	802	(27,104)	16,397
	$1,197,037	$274,403	$12,060		$318,540

	Year ended December 31, 2012				December 31, 2012
	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$905,278	$206,407	$9,901	$23,992	$255,441
Coleman Floor	37,120	8,204	118	1,798	6,327
Other reconciling items	—	117	1,699	(23,797)	24,244
	$942,398	$214,728	$11,718		$286,012

	Year ended December 31, 2011				December 31, 2011
	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$733,947	$163,400	$14,152	$(3,342)	$207,827
Coleman Floor	26,035	5,565	281	(564)	4,709
Other reconciling items	—	—	1,755	(26,893)	42,105
	$759,982	$168,965	$16,188		$254,641

Reconciliation to consolidated financial statements:

	Year ended December 31,
	2013	2012	2011
Net loss, as reported	$(4,635)	$(14,533)	$(42,133)
Interest expense	3,793	4,037	2,842
Income tax expense (benefit)	2,874	(8,084)	(22,332)
Depreciation and amortization	12,060	11,718	16,188
Impairment of assets held for sale	432	361	580
IPO transaction-related costs	10,008	—	—
Restructuring expense	141	2,853	1,349
Discontinued operations, net of taxes	(401)	(49)	202
Management fees	1,307	1,379	2,406
Non-cash compensation expense	1,049	1,305	384
Acquisition costs	257	284	1,017
Severance and other expense related to store closures and business optimization	1,113	2,375	6,761
Reduction of tax indemnification asset	—	347	1,937
Other items	(195)	—	—
Adjusted EBITDA of Coleman Floor	(2,127)	(1,798)	564
Adjusted EBITDA of other reconciling items	27,104	23,797	26,893
Adjusted EBITDA of geographic divisions reportable segment	$52,780	$23,992	$(3,342)
The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net sales from external customers by main product lines are as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Structural components	$157,975	$106,745	$87,542
Millwork & other interior products	219,191	178,449	143,128
Lumber & lumber sheet goods	428,384	333,952	247,299
Windows & other exterior products	249,711	202,532	178,361
Other building products & services	141,776	120,720	103,652
Total net sales	$1,197,037	$942,398	$759,982

20.    Income (loss) per common share
Basic net income (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options and nonvested stock awards are considered to be common stock equivalents. Class C Convertible Preferred shares are considered to be participating securities. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.

The basic and diluted EPS calculations for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year ended December 31,
	2013	2012	2011
Loss from continuing operations	$(5,036)	$(14,582)	$(41,931)
Class B Senior Preferred stock deemed dividend	(1,836)	(4,480)	(4,188)
Accretion of beneficial conversion feature on Class C Convertible Preferred stock	—	(5,000)	—
Loss attributable to common stockholders, from continuing operations	(6,872)	(24,062)	(46,119)
Income (loss) from discontinued operations, net of tax	401	49	(202)
Loss attributable to common stockholders	$(6,471)	$(24,013)	$(46,321)

Weighted average common shares outstanding, basic and diluted	18,205,892	13,153,446	22,262,337
Basic and diluted EPS
Loss from continuing operations	$(0.38)	$(1.83)	$(2.07)
Income (loss) from discontinued operations	0.02	—	(0.01)
Net loss per share	$(0.36)	$(1.83)	$(2.08)
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Year ended December 31,
	2013	2012	2011
Stock option awards	714,484	772,851	910,189
Nonvested stock awards	427,993	396,073	668,779
Restricted stock units	10,000	—	—
Class C Convertible Preferred Stock (as converted basis)	—	4,454,889	—

21.    Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2013 and 2012:

	2013
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$248,726	$314,653	$328,468	$305,190
Gross profit	53,790	71,510	75,381	73,722
(Loss) income from continuing operations	(4,214)	1,884	(5,603)	2,897
Income from discontinued operations, net of taxes	157	94	90	60
Net (loss) income	(4,057)	1,978	(5,513)	2,957
Basic (loss) income per share
Income (loss) from continuing operations	$(0.36)	$0.06	$(0.30)	$0.12
Income from discontinued operations	0.01	0.01	—	—
Net (loss) income per share	$(0.35)	$0.07	$(0.30)	$0.12
Diluted (loss) income per share
(Loss) income from continuing operations	$(0.36)	$0.06	$(0.30)	$0.11
Income from discontinued operations	0.01	0.01	—	—
Net (loss) income per share	$(0.35)	$0.07	$(0.30)	$0.11

	2012
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$187,939	$246,492	$255,833	$252,134
Gross profit	43,431	55,054	58,516	57,727
Loss from continuing operations	(8,453)	(2,109)	(249)	(3,771)
(Loss) income from discontinued operations, net of taxes	(113)	(128)	289	1
Net (loss) income	(8,566)	(2,237)	40	(3,770)
Basic and diluted (loss) income per share
Loss from continuing operations	$(1.15)	$(0.24)	$(0.10)	$(0.36)
(Loss) income from discontinued operations	(0.01)	(0.01)	0.02	—
Net loss per share	$(1.16)	$(0.25)	$(0.08)	$(0.36)

22.    Subsequent events

On February 18, 2014, the Company entered into Amendment Eleven to the Credit Agreement. The significant provisions included in the amendment are as follows:

•	The maximum availability under the Revolver was increased to $200,000.

•	The maturity date was extended to December 31, 2017.

•
The borrowing base is calculated as the sum of (i) 85% of the Company’s eligible accounts receivable plus (ii) the lesser of 90% of the eligible credit card receivables and $5,000, plus (iii) the lesser of $150,000, 65% of the eligible inventory or 85% of the net liquidation value of eligible inventory plus (iv) the lesser of $30,000, 85% of the net liquidation value of eligible fixed assets or the net book value of fixed assets, all as defined in the Credit Agreement, minus (v) reserves from time to time set by the administrative agent.

•	The fee on the unused portion of the Revolver was set at 0.25%, regardless of average daily usage.

•
The Fixed Charge Coverage Ratio requirement is only applicable if Adjusted Liquidity is less than $20,000, and remains in effect until the date on which Adjusted Liquidity has been greater than or equal to $20,000 for a period of 30 consecutive days.

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management's annual report on internal control over financial reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Remediation of material weakness
A material weakness in our internal control over financial reporting existed as of December 31, 2012 and September 30, 2013. During 2013, we identified transactions that should have been considered in the January 1, 2012 valuation of the Company’s Class A and Class B Common stock.
We have remediated the material weakness. Remediation included designing, implementing and testing improved processes and controls during the third and fourth quarters of 2013 related to the review of the underlying assumptions and inputs to be used in valuations and the evaluation of how different value outputs may give rise to different equity accounting treatments. Further, the completion of our IPO on August 14, 2013 created an active market for our common stock. In valuing the equity based awards issued upon the consummation of our IPO, we used quoted market prices for our common stock, and we will review to verify that quoted market prices are used for our common stock, where applicable, in future valuations. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Changes in internal control over financial reporting
Except as described above in “—Remediation of Material Weakness,” there was no change in our internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Code of Business Conduct and Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer-We have adopted a Code of Ethics which applies to our chief executive officer, chief financial officer, chief accounting officer and all our other employees, and which can be found through our website, www.stocksupply.com under the Investors section.
The information required by Item 401 of Regulation S-K will be included under the captions “Election of Directors (Proposal 1)” and “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (“Fiscal 2013 Proxy Statement”) to be held May 21, 2014, which section is incorporated in this item by reference. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Fiscal 2013 Proxy Statement, which sections are incorporated in this item by reference.
Item 11.     Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference. The information required by Item 407(e)(4) of Regulation S-K will be included under the caption “Compensation Committee Interlocks and Insider Participation” in the Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 407(e)(5) of Regulation S-K will be included under the caption “Compensation Committee Report” in the Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item will appear under the headings “Stock Ownership Information” in our Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 201(d) of Regulation S-K will be included under the caption “Stock Ownership Information” in our Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in our Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in our Fiscal 2013 Proxy Statement, which sections are incorporated in this item by reference.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our Fiscal 2013 Proxy Statement, which sections are incorporated in this item by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will appear under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal No. 2)” in our Fiscal 2013 Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
1.    The list of consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and are hereby incorporated by reference.
2.    Financial statement schedules are omitted because they are not applicable.
3.    The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1
Restructuring and Investment Agreement, dated as of May 5, 2009, by and among Wolseley Investments North America, Stock Building Supply Holdings, LLC and Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

2.2
Plan of Conversion of Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

3.1
Amended and Restated Certificate of Incorporation of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

3.2
Amended and Restated Bylaws of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

4.1
Form of stock certificate (incorporated by reference to Exhibit 4.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.1
Credit Agreement, dated as of June 30, 2009, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.2
Amendment No. 1 and Waiver to Credit Agreement, dated as of January 11, 2010, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.3
Amendment No. 2 and Waiver to Credit Agreement, dated as of April 2, 2010, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.3 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.4
Amendment No. 3 to Credit Agreement and Consent, dated as of June 30, 2010, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.4 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.5
Amendment No. 4 to Credit Agreement and Consent, dated as of November 16, 2011, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.5 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

Exhibit No.	Description
10.6
Amendment No. 5 to Credit Agreement, dated as of May 31, 2012, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.6 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.7
Amendment No. 6 to Credit Agreement and Consent, dated as of December 13, 2012, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.7 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.8
Amendment No. 7 to Credit Agreement and Consent, dated as of December 21, 2012, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.8 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.9
Amendment No. 8 to Credit Agreement and Consent, dated as of May 31, 2013, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.9 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.10
Amendment No. 9 to Credit Agreement and Amendment No. 2 to Security Agreement and Consent, dated as of June 13, 2013, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.10 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.11
Amendment No. 10 to Credit Agreement, dated as of October 3, 2013, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.6 to the Amended Quarterly Report on Form 10-Q/A, filed with the Commission on November 1, 2013 in Commission File No. 001-36050)

10.12
Amended and Restated Professional Services Agreement, dated as of June 13, 2013, by and between Glendon Partners, Inc. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.13
Management Services Agreement, dated as of May 4, 2009, by and between The Gores Group, LLC and Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.12 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.14
Termination of Management Services Agreement, dated as of June 13, 2013, by and between The Gores Group, LLC and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.13 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.15
Contribution Agreement, dated as of November 16, 2011, by and between Saturn Acquisition Holdings, LLC and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.16	Registration rights provisions applicable to certain stockholders of Stock Building Supply Holdings, Inc. (incorporated by reference from Exhibit D of Exhibit 2.2 hereof)
10.17
Director Nomination Agreement, dated as of August 14, 2013, by and among Stock Building Supply Holdings, Inc. and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.18
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and Jeffrey G. Rea (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

Exhibit No.	Description
10.19
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.20
Amended and Restated Employment Agreement, dated as of August 14, 2013, between Stock Building Supply Holdings, Inc. and Bryan J. Yeazel (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.21	Severance Agreement, dated December 16, 2013, between Stock Building Supply Holdings, Inc. and Lisa M. Hamblet
10.22
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.23
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.24	Description of Management Incentive Plan for Executive Officers
10.25
Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.26
Form of Restricted Stock Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.27
Form of Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

21.1
List of subsidiaries of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included on the signature page)
31.1	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
_________________
*    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: March 3, 2014	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jeffrey G. Rea and Bryan J. Yeazel and each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey G. Rea	President and Chief Executive Officer (principal executive officer)	March 3, 2014
Jeffrey G. Rea

/s/ James F. Major, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 3, 2014
James F. Major, Jr.

/s/ Timothy P. Meyer	Director and Chairman of the Board	March 3, 2014
Timothy P. Meyer

/s/ Andrew Freedman	Director	March 3, 2014
Andrew Freedman

/s/ Barry J. Goldstein	Director	March 3, 2014
Barry J. Goldstein

/s/ Robert E. Mellor	Director	March 3, 2014
Robert E. Mellor

/s/ Steve C. Yager	Director	March 3, 2014
Steven C. Yager