Form 10-Q
period 2014-03-31
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2014-04-29
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at April 28, 2014 was 26,112,007 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$7,743	$1,138
Restricted assets	452	460
Accounts receivable, net	111,449	111,285
Inventories, net	104,868	91,303
Costs in excess of billings on uncompleted contracts	8,928	7,921
Assets held for sale	1,892	2,363
Prepaid expenses and other current assets	8,812	9,332
Deferred income taxes	4,420	3,332
Total current assets	248,564	227,134
Property and equipment, net of accumulated depreciation	60,781	56,039
Intangible assets, net of accumulated amortization	24,226	24,789
Goodwill	7,186	7,186
Restricted assets	860	1,359
Other assets	2,097	2,033
Total assets	$343,714	$318,540
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$87,195	$64,984
Accrued expenses and other liabilities	31,808	30,528
Income taxes payable	839	2,989
Current portion of restructuring reserve	1,595	1,594
Current portion of capital lease obligation	1,164	1,240
Billings in excess of costs on uncompleted contracts	1,579	1,599
Total current liabilities	124,180	102,934
Revolving line of credit	66,619	59,072
Long-term portion of capital lease obligation	5,736	6,011
Deferred income taxes	14,991	15,496
Other long-term liabilities	7,310	7,346
Total liabilities	218,836	190,859
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,112,007 shares issued and outstanding at March 31, 2014 and December 31, 2013	261	261
Additional paid-in capital	145,055	144,570
Retained deficit	(20,438)	(17,150)
Total stockholders' equity	124,878	127,681
Total liabilities and stockholders' equity	$343,714	$318,540

The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2014	2013
Net sales	$279,983	$248,726
Cost of goods sold	214,741	194,936
Gross profit	65,242	53,790
Selling, general and administrative expenses	67,127	56,802
Depreciation expense	1,468	1,639
Amortization expense	563	547
Impairment of assets held for sale	48	—
Public offering transaction-related costs	448	—
Restructuring expense	7	60
	69,661	59,048
Loss from operations	(4,419)	(5,258)
Other income (expense)
Interest expense	(631)	(1,025)
Other income, net	243	190
Loss from continuing operations before income taxes	(4,807)	(6,093)
Income tax benefit	1,498	1,879
Loss from continuing operations	(3,309)	(4,214)
Income from discontinued operations, net of income tax expense of $14 and $109, respectively	21	157
Net loss	(3,288)	(4,057)
Redeemable Class B Senior Preferred stock deemed dividend	—	(729)
Loss attributable to common stockholders	$(3,288)	$(4,786)

Weighted average common shares, basic and diluted	25,684,014	13,523,270
Basic and diluted (loss) income per share
Loss from continuing operations	$(0.13)	$(0.36)
Income from discontinued operations	—	0.01
Net loss per share	$(0.13)	$(0.35)
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(3,288)	$(4,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	2,474	2,414
Amortization of intangible assets	563	547
Amortization of debt issuance costs	126	164
Deferred income taxes	(1,593)	(1,874)
Non-cash stock compensation expense	485	146
Impairment of assets held for sale	96	—
(Gain) loss on sale of property, equipment and real estate	(1)	2
Bad debt expense	256	488
Change in assets and liabilities
Accounts receivable	(420)	(14,802)
Inventories, net	(13,565)	(21,642)
Accounts payable	24,544	15,119
Other assets and liabilities	(1,321)	5,854
Net cash provided by (used in) operating activities	8,356	(17,641)
Cash flows from investing activities
Change in restricted assets	507	1,833
Proceeds from sale of property, equipment and real estate	380	7
Purchases of property and equipment	(8,449)	(374)
Net cash (used in) provided by investing activities	(7,562)	1,466
Cash flows from financing activities
Proceeds from revolving line of credit	307,095	273,050
Repayments of proceeds from revolving line of credit	(299,548)	(252,784)
Other financing activities	(1,736)	(1,027)
Net cash provided by financing activities	5,811	19,239
Net increase in cash and cash equivalents	6,605	3,064
Cash and cash equivalents
Beginning of period	1,138	2,691
End of period	$7,743	$5,755
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization
Stock Building Supply Holdings, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our” ) distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, we provide solution-based services to our customers, including component design, production specification and installation management services.
Due to the seasonal nature of our industry, sales are usually lower in the first and fourth quarters than in the second and third quarters.
2.    Basis of Presentation
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Comprehensive loss
Comprehensive loss is equal to the net loss for all periods presented.
3.    Discontinued Operations
During certain prior years, the Company ceased operations in certain geographic markets due to declines in residential home building throughout the U.S. and other strategic reasons. The Company will have no further significant continuing involvement in sold operations and exited geographic markets. The cessation of operations in these markets has been treated as discontinued operations as the markets had distinguishable cash flows and operations that have been eliminated from ongoing operations. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity of a closing store to any remaining open stores and the potential sales migration from the closed store to any stores remaining open.
The operating results of the discontinued operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net sales	$—	$—
Restructuring charges	(5)	(9)
Gain before income taxes	35	266
Income tax expense	(14)	(109)
Net income	21	157

The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Real estate held for sale	$652	$700
Prepaid expenses and other current assets	26	8
Current assets of discontinued operations	678	708
Accrued expenses and other liabilities	76	37
Restructuring reserve	300	295
Current liabilities of discontinued operations	376	332
Long-term restructuring reserve	12	89
Noncurrent liabilities of discontinued operations	$12	$89
4.    Restructuring Costs
In addition to discontinuing operations in certain markets, the Company instituted store closures and reductions in headcount in continuing markets (collectively, the “Restructurings”) in certain prior years in an effort to: (i) strengthen the Company’s competitive position; (ii) reduce costs and (iii) improve operating margins within existing markets that management believes have favorable long-term growth demographics. No additional costs, other than interest accretion, are expected to be incurred related to the Restructurings.
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of March 31, 2014:

(in thousands)	Work Force Reductions	Store Closures	Total
Restructuring reserves, December 31, 2013	$190	$3,412	$3,602
Restructuring charges incurred	—	12	12
Cash payments	(41)	(359)	(400)
Restructuring reserves, March 31, 2014	$149	$3,065	$3,214
The remaining accrual for work force reduction of $0.1 million is expected to be fully paid by January 2015. The remaining accrual for store closures of $3.1 million is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at March 31, 2014 consists of a current portion of $1.6 million and a long-term portion of $1.6 million. The long-term portion is included in other long-term liabilities on the consolidated balance sheets.
5.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Trade receivables	$116,341	$115,876
Allowance for doubtful accounts	(2,786)	(2,707)
Allowance for sales returns and discounts	(2,106)	(1,884)
	$111,449	$111,285

6.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance ("WFCF"), which includes a revolving line of credit (the “Revolver”). The Revolver was amended during 2013 and 2014 for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver as of March 31, 2014:

Maturity	December 31, 2017
Interest/Usage Rate
Company’s option of Base Rate(a) plus a Base Rate Margin (ranges from 0.50%–1.00% based on Revolver availability) or London Inter Bank Offered Rate ("LIBOR") plus a LIBOR Rate Margin (ranges from 1.50%–2.00% based on Revolver availability)

Maximum Availability	Lesser of $200 million or the borrowing base(b)
Periodic Principal Payments	None

(a)	Base Rate is the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate.

(b)
The Revolver’s borrowing base is calculated as the sum of (i) 85% of the Company’s eligible accounts receivable plus (ii) the lesser of 90% of the eligible credit card receivables and $5 million plus (iii) the lesser of $150 million, 65% of the eligible inventory or 85% of the net liquidation value of eligible inventory as defined in the Credit Agreement plus (iv) the lesser of $30 million, 85% of the net liquidation value of eligible fixed assets or the net book value of fixed assets, all as defined in the Credit Agreement, minus (v) reserves from time to time set by the administrative agent. The Company’s borrowing base can also be increased pursuant to certain terms outlined in the Credit Agreement.

The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.25%. The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio requirement is only applicable if the sum of (i) availability under the Revolver and (ii) qualified cash ("Adjusted Liquidity") is less than $20 million, and remains in effect until the date on which Adjusted Liquidity has been greater than or equal to $20 million for a period of 30 consecutive days. The Company incurred operating losses for the three months ended March 31, 2014 and 2013 and used cash for operating activities for the three months ended March 31, 2013. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the financial covenants to become applicable during the year ending December 31, 2014.
The Company had outstanding borrowings of $66.6 million and $59.1 million with net availability of $88.6 million and $71.0 million as of March 31, 2014 and December 31, 2013, respectively. The interest rate on outstanding LIBOR Rate borrowings of $61.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $5.6 million was 3.8% as of March 31, 2014. The interest rate on outstanding LIBOR Rate borrowings of $52.0 million was 1.9% and the interest rate on outstanding Base Rate borrowings of $7.1 million was 4.0% as of December 31, 2013. The Company had $8.9 million in letters of credit outstanding under the Credit Agreement as of March 31, 2014 and December 31, 2013. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at March 31, 2014 and December 31, 2013 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognized valuation allowances of $2.0 million and $1.9 million against its deferred tax assets related to certain tax jurisdictions as of March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and 2013, the Company recorded additional valuation allowances of $0.1 million and $0.0 million, respectively, against deferred tax assets related to our continuing operations. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed. The Company is not permitted to carry back any of its existing tax net operating losses; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.

For the three months ended March 31, 2014, the Company’s effective income tax rate including discontinued operations and other discrete items was 31.1%, which varied from the federal statutory rate of 35% primarily due to the unfavorable impact of non-deductible secondary offering transaction costs and a reduction in the annual effective tax rate from a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the "Manufacturing Deduction"). For the three months ended March 31, 2013, the Company’s effective income tax rate including discontinued operations and other discrete items was 30.4%, which varied from the federal statutory rate of 35% primarily due to state income tax expense and the Manufacturing Deduction.
The effective income tax rate on continuing operations for the three months ended March 31, 2014 was 31.2% compared to an effective income tax rate on continuing operations of 30.8% for the three months ended March 31, 2013. The increase in the tax rates for the comparative three-month periods is primarily due to a change in state income tax expense and offsetting differences related to the Manufacturing Deduction, the valuation allowance against the Company's deferred tax assets and the non-deductibility of the secondary offering transaction costs.
The Company has no material uncertain tax positions as of March 31, 2014 and December 31, 2013.
8.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Nonvested stock	$201	$82
Stock options	267	64
Restricted stock units	17	—
Stock based compensation	$485	$146
The following is a summary of nonvested stock, restricted stock unit and stock option activity for the three months ended March 31, 2014:

	Nonvested Stock		Restricted Stock Units		Stock Options
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2013	427,993	$15.72	10,000	$13.96	714,484	$9.98
Granted	—	—	—	—	6,000	18.14
Vested/exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(1,000)	14.00
March 31, 2014	427,993	$15.72	10,000	$13.96	719,484	$10.05

10.    Segments
ASC 280, Segment Reporting defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company's operating segments consist of the East and West divisions along with Coleman Floor, which offers professional flooring installation services. Due to the similar economic characteristics, nature of products, distribution methods and customers, the Company has aggregated our East and West operating segments into one reportable segment, "Geographic divisions."
In addition to our reportable segment, the Company's consolidated results include "Coleman Floor" and "Other reconciling items." Other reconciling items is comprised of our corporate activities.
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$268,453	$63,118	$2,819	$8,806
Coleman Floor	11,530	2,124	24	(415)
Other reconciling items	—	—	193	(8,281)
	$279,983	$65,242	$3,036

	Three Months Ended March 31, 2013
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$238,503	$51,517	$2,622	$4,584
Coleman Floor	10,223	2,273	32	427
Other reconciling items	—	—	305	(6,232)
	$248,726	$53,790	$2,959

Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net loss, as reported	$(3,288)	$(4,057)
Interest expense	631	1,025
Income tax benefit	(1,498)	(1,879)
Depreciation and amortization	3,036	2,959
Impairment of assets held for sale	48	—
Public offering transaction-related costs	448	—
Restructuring expense	7	60
Discontinued operations, net of taxes	(21)	(157)
Management fees	77	406
Non-cash compensation expense	485	146
Acquisition costs	—	103
Severance and other expense related to store closures	185	173
Adjusted EBITDA of Coleman Floor	415	(427)
Adjusted EBITDA of other reconciling items	8,281	6,232
Adjusted EBITDA of geographic divisions reportable segment	$8,806	$4,584
11.    Income (Loss) Per Common Share
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
The basic and diluted EPS calculations for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2014	2013
Loss from continuing operations	$(3,309)	$(4,214)
Redeemable Class B Senior Preferred stock deemed dividend	—	(729)
Loss attributable to common stockholders, from continuing operations	(3,309)	(4,943)
Income from discontinued operations, net of tax	21	157
Loss attributable to common stockholders	$(3,288)	$(4,786)

Weighted average common shares outstanding, basic and diluted	25,684,014	13,523,270
Basic and diluted EPS
Loss from continuing operations	$(0.13)	$(0.36)
Income from discontinued operations	—	0.01
Net loss per share	$(0.13)	$(0.35)

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	March 31, 2014	March 31, 2013
Stock option awards	719,484	772,851
Nonvested stock awards	427,993	379,841
Restricted stock units	10,000	—
Convertible Class C Preferred Stock (as converted basis)	—	4,454,889

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion and analysis in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2013 Annual Report on Form 10-K. This discussion and analysis covers periods prior to our initial public offering and related transactions. As a result, the discussion and analysis of historical periods does not reflect the impact that the offering, our conversion to a corporation and other related transactions will have on us. Our historical results may not be indicative of our future performance. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”
Business and Executive Overview
We are a large, diversified lumber and building materials distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer approximately 40,000 stock keeping units, as well as a broad range of customized products, all sourced through our strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.

We have operations in 14 states, which states accounted for approximately 58% of 2013 U.S. single-family housing permits according to the U.S. Census Bureau. In these 14 states, we operate in 21 metropolitan areas that we believe have an attractive potential for economic growth based on population trends and above-average employment growth.
Our net sales for the three months ended March 31, 2014 increased 12.6% compared to the prior year period. We estimate sales increased 14.0% due to volume, including acquisitions, and decreased 1.4% due to commodity price deflation. Our gross profit as a percentage of net sales ("gross margin") was 23.3% for the three months ended March 31, 2014 compared to 21.6% for the prior year period. We recorded a loss from operations of $4.4 million during the three months ended March 31, 2014, compared with a loss from operations of $5.3 million during the three months ended March 31, 2013. For further discussion, see “-Operating Results.”
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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts decreased approximately 1.7% for the three months ended March 31, 2014 as compared to the same period in the prior year, while single-family houses under construction as of March 31, 2014 increased 14.3% as compared to March 31, 2013.

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
Commodity nature of our products
Many of the building products we distribute, including lumber, oriented strand board ("OSB"), plywood and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors.
The following table reflects changes in the average composite framing lumber prices (per thousand board feet) and average composite structural panel prices (per thousand square feet). This composite calculation is based on index prices for OSB and plywood as reported by Random Lengths for the periods noted below.

	Three Months Ended March 31,
	2014 versus 2013	2014 average price
Change in framing lumber prices	(5%)	$391
Change in structural panel prices	(28%)	$363
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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork & other interior products often generate higher gross margins relative to other products. Homebuilders often use structural components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion is a key imperative of homebuilders during periods of strong consumer demand or limited availability of framing labor. As the residential new construction market continues to strengthen, we expect the use of structural components by homebuilders to increase.

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
Operating Results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2014		2013
Net sales	$279,983	100.0%	$248,726	100.0%
Cost of goods sold	214,741	76.7%	194,936	78.4%
Gross profit	65,242	23.3%	53,790	21.6%
Operating expenses:
Selling, general and administrative expenses	67,127	24.0%	56,802	22.8%
Depreciation expense	1,468	0.5%	1,639	0.7%
Amortization expense	563	0.2%	547	0.2%
Impairment of assets held for sale	48	0.0%	—	0.0%
Public offering transaction-related costs	448	0.2%	—	0.0%
Restructuring expense	7	0.0%	60	0.0%
Loss from operations	(4,419)	(1.6)%	(5,258)	(2.1)%
Other income (expense)
Interest expense	(631)	(0.2)%	(1,025)	(0.4)%
Other income, net	243	0.1%	190	0.0%
Loss from continuing operations before income taxes	(4,807)	(1.7)%	(6,093)	(2.5)%
Income tax benefit	1,498	0.5%	1,879	0.8%
Loss from continuing operations	(3,309)	(1.2)%	(4,214)	(1.7)%
Income from discontinued operations, net of income tax expense of $14 and $109, respectively	21	0.0%	157	0.1%
Net loss	$(3,288)	(1.2)%	$(4,057)	(1.6)%
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Net sales
For the three months ended March 31, 2014, net sales increased $31.3 million, or 12.6%, to $280.0 million from $248.7 million during the three months ended March 31, 2013. The increase in net sales was primarily driven by increased volume of approximately 14.0%, while the impact of commodity price deflation decreased net sales by approximately 1.4%. We estimate approximately 73% of our net sales for the three months ended March 31, 2014 were to customers engaged in new single-family construction.  According to the U.S. Census Bureau, single-family housing starts decreased approximately 1.7% for the three months ended March 31, 2014 as compared to the same period in the prior year, while single-family houses under construction as of March 31, 2014 increased 14.3% as compared to March 31, 2013. Increases in net sales from Texas, California and Utah represented approximately 81% of the total net sales increase for the three months ended March 31, 2014 as compared to the prior year period.

The following table shows net sales classified by major product category:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$38,016	13.6%	$30,565	12.3%	24.4%
Millwork & other interior products	52,594	18.8%	47,415	19.1%	10.9%
Lumber & lumber sheet goods	96,420	34.4%	93,688	37.7%	2.9%
Windows & other exterior products	57,537	20.6%	48,840	19.6%	17.8%
Other building products & services	35,416	12.6%	28,218	11.3%	25.5%
Total net sales	$279,983	100.0%	$248,726	100.0%	12.6%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 3.6% lower during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Cost of goods sold
For the three months ended March 31, 2014, cost of goods sold increased $19.8 million, or 10.2%, to $214.7 million from $194.9 million during the three months ended March 31, 2013. We estimate our cost of sales increased approximately 12.3% as a result of increased sales volumes, while commodity cost deflation resulted in a 2.1% decrease in cost of goods sold.
Gross profit
For the three months ended March 31, 2014, gross profit increased $11.4 million, or 21.3%, to $65.2 million from $53.8 million for the three months ended March 31, 2013, driven primarily by increased sales volumes. Our gross margin was 23.3% for the three months ended March 31, 2014 and 21.6% for the three months ended March 31, 2013. This increase was primarily driven by improved gross margins on sales of structural components and lumber and lumber sheet goods, as well as a lower percentage of total net sales being derived from commodity products.
Operating expenses
For the three months ended March 31, 2014, selling, general and administrative expenses increased $10.3 million, or 18.2%, to $67.1 million, or 24.0% of net sales, from $56.8 million, or 22.8% of net sales, for the three months ended March 31, 2013. Variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, increased by $3.4 million in the aggregate for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, other salary, wage, benefit and employer taxation costs increased $4.3 million compared to the three months ended March 31, 2013, primarily as a result of headcount additions to serve higher sales volume and generate future growth opportunities. Other general and administrative expenses increased by $1.9 million, primarily as a result of increased insurance premiums and provisions, and other costs associated with our transition to a public company.
For the three months ended March 31, 2014, depreciation expense decreased $0.1 million, or 10.4%, to $1.5 million from $1.6 million during the three months ended March 31, 2013, driven primarily by the full depreciation of certain fixed assets.
For the three months ended March 31, 2014, the Company incurred $0.4 million of public offering transaction-related costs in connection with a secondary offering in which shares were sold by certain stockholders. The Company did not receive any proceeds from the offering.
Other income (expenses)
Interest expense. For the three months ended March 31, 2014, interest expense was $0.6 million compared to $1.0 million for the three months ended March 31, 2013. This decrease relates primarily to a decrease in Revolver borrowings and lower average borrowing rates in 2014.

Income tax from continuing operations
For the three months ended March 31, 2014, the income tax benefit from continuing operations decreased $0.4 million, or 20.3%, to $1.5 million from $1.9 million for the three months ended March 31, 2013, driven primarily by a reduction in our loss from continuing operations before income taxes. The effective tax rate from continuing operations for the three months ended March 31, 2014 was 31.2% compared to 30.8% for the three months ended March 31, 2013.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2013 and the first quarter of 2014, our capital resources have primarily consisted of cash and cash equivalents, borrowings under our Revolver and proceeds from our initial public offering.
Our liquidity at March 31, 2014 was $96.3 million, which includes $7.7 million in cash and cash equivalents and $88.6 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $116.2 million and $122.6 million as of March 31, 2014 and December 31, 2013, respectively, and net current assets (current assets less current liabilities) were $124.4 million and $124.2 million as of March 31, 2014 and December 31, 2013, respectively, as summarized in the following table:

(in thousands)	March 31, 2014	December 31, 2013
Accounts receivable, net	$111,449	$111,285
Inventories, net	104,868	91,303
Other current assets	24,052	22,948
Income taxes payable	(839)	(2,989)
Accounts payable, accrued expenses and other current liabilities	(123,341)	(99,945)
Total adjusted working capital*	116,189	122,602
Cash and cash equivalents	7,743	1,138
Restricted assets	452	460
Total net current assets	$124,384	$124,200
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

Accounts receivable, net, increased $0.2 million from December 31, 2013 to March 31, 2014 and days sales outstanding (measured against net sales in the current fiscal quarter of each period) increased from 33 days at December 31, 2013 to 36 days at March 31, 2014 due to seasonal increases in sales in the latter part of the first quarter of 2014.

Inventories, net, increased $13.6 million from December 31, 2013 to March 31, 2014 and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period) increased from 36 days at December 31, 2013 to 44 days at March 31, 2014 primarily due to seasonal increases in inventory during the first quarter of 2014.

Income taxes payable decreased $2.2 million from December 31, 2013 to March 31, 2014 due to the payment of federal income taxes to effectively settle an audit of prior taxable years with the Internal Revenue Service.

Accounts payable, accrued expenses and other liabilities increased $23.4 million from December 31, 2013 to March 31, 2014 primarily due to an increase in the volume of inventory purchases.
Cash flows from operating activities
Net cash provided by (used in) operating activities was $8.4 million and $(17.6) million for the three months ended March 31, 2014 and 2013, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net loss	$(3,288)	$(4,057)
Non-cash expenses	3,999	3,761
Change in deferred income taxes	(1,593)	(1,874)
Change in working capital and other	9,238	(15,471)
Net cash provided by (used in) operating activities	$8,356	$(17,641)
Net cash provided by operating activities increased by $26.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to the following:

•	Net loss declined by $0.8 million as discussed in “-Operating Results,” above.

•
Change in deferred income taxes declined by $0.3 million due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.

•
Changes in working capital and other increased by $24.7 million. The change in accounts receivable during the three months ended March 31, 2014 was $14.4 million lower than the prior year period due to a smaller increase in net sales during the first quarter of 2014 compared to the first quarter of 2013. The change in inventory during the three months ended March 31, 2014 was $8.1 million lower than the prior year period due to the purchase of additional commodity inventory in excess of immediate needs during the first quarter of 2013 in response to rising commodity costs.

Cash flows from investing activities
Net cash (used in) provided by investing activities was $(7.6) million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Purchases of property and equipment	$(8,449)	$(374)
Proceeds from sale of property, equipment and real estate	380	7
Change in restricted assets	507	1,833
Net cash (used in) provided by investing activities	$(7,562)	$1,466
Cash used for the purchase of property and equipment for the three months ended March 31, 2014 and 2013 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets.
Cash provided by the sale of property, equipment and real estate for the three months ended March 31, 2014 resulted primarily from the sale of a property that generated proceeds of $0.4 million.
Cash provided by restricted assets during the three months ended March 31, 2014 and 2013 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims incurred by the Company.

Cash flows from financing activities
Net cash provided by financing activities was $5.8 million and $19.2 million for the three months ended March 31, 2014 and 2013, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013
Proceeds from Revolver, net of repayments	$7,547	$20,266
Payments on capital leases	(351)	(432)
Other financing activities, net	(1,385)	(595)
Net cash provided by financing activities	$5,811	$19,239
Proceeds from the Revolver were primarily used to fund purchases of property and equipment for the three months ended March 31, 2014 and to fund cash used in operating activities for the three months ended March 31, 2013.
Other financing activities, net consists primarily of secured borrowings and payment of debt issuance costs.

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

Revolving credit facility
On September 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement has subsequently been amended eleven times. The most recent amendment, which was entered into on February 18, 2014, increased the maximum availability under the Revolver and extended the maturity date to December 31, 2017, among other changes. We were in compliance with all debt covenants for the quarter ended March 31, 2014. We are subject to a financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.00:1.00 if Adjusted Liquidity is less than $20 million. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2014.

We had outstanding borrowings of $66.6 million with net availability of $88.6 million as of March 31, 2014. The interest rate on outstanding LIBOR Rate borrowings of $61.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $5.6 million was 3.8% as of March 31, 2014. We had $8.9 million in letters of credit outstanding under the Credit Agreement as of March 31, 2014. The Revolver is collateralized by substantially all of our assets.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver increased from $59.1 million at December 31, 2013 to $66.6 million at March 31, 2014.

The Company has entered into contracts to purchase fleet and certain equipment, which are non-cancellable, enforceable and legally binding on us. As of March 31, 2014, these purchase obligations totaled $4.9 million. The Company expects to pay for these assets over the six month period ending September 30, 2014.
Off-Balance Sheet Arrangements
At March 31, 2014 and December 31, 2013, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Critical Accounting Policies
There have been no significant material changes to the critical accounting policies as disclosed in the Company’s 2013 Annual Report on Form 10-K.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant material changes to the market risks as disclosed in the Company’s 2013 Annual Report on Form 10-K.
ITEM 4    CONTROLS AND PROCEDURES
Disclosure controls and procedures
Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A Risk Factors" in our 2013 Annual Report on Form 10-K. The risks described in our 2013 Annual Report on Form 10-K, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 11 to Credit Agreement, dated as of February 18, 2014, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.12 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on March 10, 2014 in Commission File No. 333-194291)

10.2	Separation Agreement, dated as of April 4, 2014, between Stock Building Supply Holdings, Inc. and James F. Drexinger
31.1	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: April 29, 2014	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)