Form 10-Q
period 2014-06-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2014-07-29
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at July 28, 2014 was 26,171,056 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$9,116	$1,138
Restricted assets	460	460
Accounts receivable, net	130,999	111,285
Inventories, net	117,563	91,303
Costs in excess of billings on uncompleted contracts	9,877	7,921
Assets held for sale	300	2,363
Prepaid expenses and other current assets	10,654	9,332
Deferred income taxes	5,027	3,332
Total current assets	283,996	227,134
Property and equipment, net of accumulated depreciation	64,137	56,039
Intangible assets, net of accumulated amortization	23,662	24,789
Goodwill	7,186	7,186
Restricted assets	856	1,359
Other assets	1,987	2,033
Total assets	$381,824	$318,540
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$91,422	$64,984
Accrued expenses and other liabilities	30,923	30,528
Income taxes payable	4,736	2,989
Current portion of restructuring reserve	1,439	1,594
Current portion of capital lease obligation	1,431	1,240
Billings in excess of costs on uncompleted contracts	2,270	1,599
Total current liabilities	132,221	102,934
Revolving line of credit	90,834	59,072
Long-term portion of capital lease obligation	6,023	6,011
Deferred income taxes	14,186	15,496
Other long-term liabilities	7,458	7,346
Total liabilities	250,722	190,859
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,126,811 and 26,112,007 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	261	261
Additional paid-in capital	145,652	144,570
Retained deficit	(14,811)	(17,150)
Total stockholders' equity	131,102	127,681
Total liabilities and stockholders' equity	$381,824	$318,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Net sales	$344,586	$314,653	$624,569	$563,379
Cost of goods sold	262,372	243,143	477,113	438,079
Gross profit	82,214	71,510	147,456	125,300
Selling, general and administrative expenses	71,086	64,725	138,213	121,527
Depreciation expense	1,641	1,621	3,109	3,260
Amortization expense	564	562	1,127	1,109
Impairment of assets held for sale	—	—	48	—
Public offering transaction-related costs	—	686	448	686
Restructuring expense	2	39	9	99
	73,293	67,633	142,954	126,681
Income (loss) from operations	8,921	3,877	4,502	(1,381)
Other income (expense)
Interest expense	(668)	(1,233)	(1,299)	(2,258)
Other income, net	170	206	413	396
Income (loss) from continuing operations before income taxes	8,423	2,850	3,616	(3,243)
Income tax (expense) benefit	(2,943)	(966)	(1,445)	913
Income (loss) from continuing operations	5,480	1,884	2,171	(2,330)
Income from discontinued operations, net of income tax expense of $94, $74, $108 and $183, respectively	147	94	168	251
Net income (loss)	5,627	1,978	2,339	(2,079)
Redeemable Class B Senior Preferred stock deemed dividend	—	(744)	—	(1,473)
Income (loss) attributable to common stockholders	$5,627	$1,234	$2,339	$(3,552)
Weighted average common shares outstanding
Basic	25,722,671	13,750,400	25,703,449	13,637,462
Diluted	26,224,550	18,887,677	26,212,787	13,637,462

Basic income (loss) per share
Income (loss) from continuing operations	$0.21	$0.06	$0.08	$(0.28)
Income from discontinued operations	0.01	0.01	0.01	0.02
Net income (loss) per share	$0.22	$0.07	$0.09	$(0.26)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.21	$0.06	$0.08	$(0.28)
Income from discontinued operations	—	0.01	0.01	0.02
Net income (loss) per share	$0.21	$0.07	$0.09	$(0.26)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$2,339	$(2,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	5,319	4,920
Amortization of intangible assets	1,127	1,109
Amortization of debt issuance costs	239	323
Deferred income taxes	(3,005)	(2,589)
Non-cash stock compensation expense	980	264
Impairment of assets held for sale	96	—
Gain on sale of property, equipment and real estate	(684)	(11)
Bad debt expense	259	795
Change in assets and liabilities
Accounts receivable	(19,973)	(31,095)
Inventories, net	(26,260)	(27,061)
Accounts payable	28,609	15,448
Other assets and liabilities	(927)	1,294
Net cash used in operating activities	(11,881)	(38,682)
Cash flows from investing activities
Purchases of property and equipment	(12,837)	(1,335)
Proceeds from sale of property, equipment and real estate	2,603	2,539
Change in restricted assets	503	1,684
Purchase of business	—	(2,373)
Net cash (used in) provided by investing activities	(9,731)	515
Cash flows from financing activities
Proceeds from revolving line of credit	681,675	618,455
Repayments of proceeds from revolving line of credit	(649,913)	(572,974)
Other financing activities	(2,172)	(948)
Net cash provided by financing activities	29,590	44,533
Net increase in cash and cash equivalents	7,978	6,366
Cash and cash equivalents
Beginning of period	1,138	2,691
End of period	$9,116	$9,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization
Stock Building Supply Holdings, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, we provide solution-based services to our customers, including component design, product specification and installation management services.
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
Reclassification
The condensed consolidated statements of operations for the three and six months ended June 30, 2013 included herein reflect $0.7 million within the line item "Public offering transaction-related costs" that had been included in "Selling, general and administrative expenses" on the condensed consolidated statements of operations for the three and six months ended June 30, 2013, included in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013.
Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our financial position and results of operations.
3.    Acquisitions
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
Chesapeake Structural Systems
On April 8, 2013, Commonwealth Acquisition Holdings, LLC, a wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) for an adjusted purchase price of $2.6 million. This amount included an initial holdback amount of

$0.2 million, which was paid to the sellers during the three months ended June 30, 2014. The acquisition provides the Company with component manufacturing capability to serve customers in the Central and Northern Virginia markets. The Company incurred transaction costs of $0.2 million during the three and six months ended June 30, 2013, which are included in selling, general and administrative expenses on the consolidated statements of operations. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.
The Company acquired total assets of $3.1 million and assumed liabilities of $1.4 million. The assets acquired include a customer relationship intangible asset of $1.2 million. Goodwill of $0.7 million arising from the acquisition consists of expected synergies and cost savings from excess purchase price over identifiable intangible net assets, as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. All of the goodwill from this transaction is expected to be deductible for income tax purposes.
4.    Discontinued Operations
During certain prior years, the Company ceased operations in certain geographic markets. The Company will have no further significant continuing involvement in sold operations and exited geographic markets. The cessation of operations in these markets has been treated as discontinued operations as the markets had distinguishable cash flows and operations that have been eliminated from ongoing operations. To determine if cash flows have been (or will be) eliminated from ongoing operations, we evaluate a number of qualitative and quantitative factors, including, but not limited to, proximity of a closing store to any remaining open stores and the potential sales migration from the closed store to any stores remaining open.
The operating results of the discontinued operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net sales	$—	$—	$—	$—
Restructuring charges	(11)	(9)	(16)	(18)
Gain before income taxes	241	168	276	434
Income tax expense	(94)	(74)	(108)	(183)
Net income	147	94	168	251
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Real estate held for sale	$—	$700
Prepaid expenses and other current assets	7	8
Current assets of discontinued operations	7	708
Accrued expenses and other liabilities	52	37
Current portion of restructuring reserve	206	295
Current liabilities of discontinued operations	258	332
Long-term portion of restructuring reserve	—	89
Long-term liabilities of discontinued operations	$—	$89

5.    Restructuring Costs
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
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of June 30, 2014:

(in thousands)	Work Force Reductions	Store Closures	Total
Restructuring reserves, December 31, 2013	$190	$3,412	$3,602
Restructuring charges incurred	—	25	25
Cash payments	(88)	(758)	(846)
Restructuring reserves, June 30, 2014	$102	$2,679	$2,781
The remaining accrual for work force reduction of $0.1 million is expected to be fully paid by January 2015. The remaining accrual for store closures of $2.7 million is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at June 30, 2014 consists of a current portion of $1.4 million and a long-term portion of $1.4 million. The long-term portion is included in other long-term liabilities on the consolidated balance sheets.
6.    Accounts Receivable
Accounts receivable consist of the following at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Trade receivables	$135,774	$115,876
Allowance for doubtful accounts	(2,433)	(2,707)
Allowance for sales returns and discounts	(2,342)	(1,884)
	$130,999	$111,285
7.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance ("WFCF"), which includes a revolving line of credit (the “Revolver”). The Revolver was amended during 2013 and 2014 for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver as of June 30, 2014:

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

The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.25%. The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio requirement is only applicable if the sum of (i) availability under the Revolver and (ii) qualified cash ("Adjusted Liquidity") is less than $20 million, and remains in effect until the date on which Adjusted Liquidity has been greater than or equal to $20 million for a period of 30 consecutive days. The Company used cash for operating activities for the six months ended June 30, 2014. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the financial covenants to become applicable during the year ending December 31, 2014.
The Company had outstanding borrowings of $90.8 million and $59.1 million with net availability of $90.2 million and $71.0 million as of June 30, 2014 and December 31, 2013, respectively. The interest rate on outstanding LIBOR Rate borrowings of $81.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $9.8 million was 3.8% as of June 30, 2014. The interest rate on outstanding LIBOR Rate borrowings of $52.0 million was 1.9% and the interest rate on outstanding Base Rate borrowings of $7.1 million was 4.0% as of December 31, 2013. The Company had $9.2 million and $8.9 million in letters of credit outstanding under the Credit Agreement as of June 30, 2014 and December 31, 2013, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at June 30, 2014 and December 31, 2013 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
8.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognized valuation allowances of $1.9 million against its deferred tax assets related to certain tax jurisdictions as of June 30, 2014 and December 31, 2013.
During the three and six months ended June 30, 2014 and 2013, the Company did not recognize material changes to its valuation allowances against deferred tax assets related to continuing operations. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed. The Company is not permitted to carry back any of its existing tax net operating losses; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.
For the three and six months ended June 30, 2014, the Company’s effective income tax rate including discontinued operations and other discrete items was 35.1% and 39.9%, respectively, which varied from the federal statutory rate of 35% primarily due to the unfavorable impact of certain non-deductible secondary offering transaction-related costs and a reduction in the annual effective tax rate from a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the "Manufacturing Deduction"). For the three and six months ended June 30, 2013, the Company’s effective income tax rate including discontinued operations and other discrete items was 34.5% and 26.0%, respectively, which varied from the federal statutory rate of 35% primarily due to the unfavorable impact of certain non-deductible initial public offering transaction-related costs and the reduction in the annual effective tax rate from the Manufacturing Deduction.
The effective income tax rate on continuing operations for the three months ended June 30, 2014 was 34.9% compared to an effective income tax rate on continuing operations of 33.9% for the three months ended June 30, 2013. The effective income tax rate on continuing operations for the six months ended June 30, 2014 was 40.0% compared to an effective income tax rate on continuing operations of 28.2% for the six months ended June 30, 2013. The increase in the tax rates for the comparative three-month and six-month periods is primarily due to a change in the Manufacturing Deduction tax benefits and the non-deductibility of certain public offering transaction-related costs.
The Company has no material uncertain tax positions as of June 30, 2014 and December 31, 2013.
9.    Commitments and Contingencies
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
10.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Nonvested stock	$187	$54	$388	$136
Stock options	268	64	535	128
Restricted stock units	40	—	57	—
Stock based compensation	$495	$118	$980	$264
The following is a summary of nonvested stock, restricted stock unit and stock option activity for the six months ended June 30, 2014:

	Nonvested Stock		Restricted Stock Units		Stock Options
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2013	427,993	$15.72	10,000	$13.96	714,484	$9.98
Granted	—	—	11,124	18.39	9,000	18.22
Vested/exercised	(29,218)	2.60	—	—	(14,804)	0.97
Forfeited	—	—	—	—	(26,250)	14.00
June 30, 2014	398,775	$16.68	21,124	$16.29	682,430	$10.14
11.    Segments
ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
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
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014				June 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$331,390	$80,002	$3,144	$21,382	$346,486
Coleman Floor	13,196	2,212	29	(182)	10,519
Other reconciling items	—	—	237	(8,260)	24,819
	$344,586	$82,214	$3,410		$381,824

	Three Months Ended June 30, 2013
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$302,666	$69,085	$2,925	$14,788
Coleman Floor	11,987	2,425	33	397
Other reconciling items	—	—	109	(6,159)
	$314,653	$71,510	$3,067

	Six Months Ended June 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$599,843	$143,120	$5,963	$30,188
Coleman Floor	24,726	4,336	53	(597)
Other reconciling items	—	—	430	(16,541)
	$624,569	$147,456	$6,446

	Six Months Ended June 30, 2013
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$541,183	$120,618	$5,548	$19,372
Coleman Floor	22,196	4,682	65	824
Other reconciling items	—	—	413	(12,391)
	$563,379	$125,300	$6,026
Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income (loss), as reported	$5,627	$1,978	$2,339	$(2,079)
Interest expense	668	1,233	1,299	2,258
Income tax expense (benefit)	2,943	966	1,445	(913)
Depreciation and amortization	3,410	3,067	6,446	6,026
Impairment of assets held for sale	—	—	48	—
Public offering transaction-related costs	—	686	448	686
Restructuring expense	2	39	9	99
Discontinued operations, net of taxes	(147)	(94)	(168)	(251)
Management fees	12	560	89	966
Non-cash compensation expense	495	118	980	264
Acquisition costs	—	154	—	257
Severance and other items related to store closures	(70)	319	115	492
Adjusted EBITDA of Coleman Floor	182	(397)	597	(824)
Adjusted EBITDA of other reconciling items	8,260	6,159	16,541	12,391
Adjusted EBITDA of geographic divisions reportable segment	$21,382	$14,788	$30,188	$19,372

12.    Income (Loss) Per Common Share
Basic net income (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options, nonvested stock and restricted stock unit awards are considered to be potential common shares. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.
The basic and diluted EPS calculations for the three and six months ended June 30, 2014 and 2013 are presented below:
Basic EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations	$5,480	$1,884	$2,171	$(2,330)
Redeemable Class B Senior Preferred stock deemed dividend	—	(744)	—	(1,473)
Income from continuing operations allocated to participating securities	—	(279)	—	—
Income (loss) attributable to common stockholders, from continuing operations	5,480	861	2,171	(3,803)
Income from discontinued operations, net of tax	147	94	168	251
Income from discontinued operations allocated to participating securities	—	(23)	—	—
Income attributable to common stockholders from discontinued operations	147	71	168	251
Income (loss) attributable to common stockholders	$5,627	$932	$2,339	$(3,552)

Weighted average outstanding shares of common stock	25,722,671	13,750,400	25,703,449	13,637,462
Basic EPS
Income (loss) from continuing operations	$0.21	$0.06	$0.08	$(0.28)
Income from discontinued operations	0.01	0.01	0.01	0.02
Net income (loss) per share	$0.22	$0.07	$0.09	$(0.26)

Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations	$5,480	$1,884	$2,171	$(2,330)
Redeemable Class B Senior Preferred stock deemed dividend	—	(744)	—	(1,473)
Income (loss) attributable to common stockholders, from continuing operations	5,480	1,140	2,171	(3,803)
Income from discontinued operations, net of tax	147	94	168	251
Income (loss) attributable to common stockholders	$5,627	$1,234	$2,339	$(3,552)

Weighted average outstanding shares of common stock	25,722,671	13,750,400	25,703,449	13,637,462
Effect of dilutive securities:
Redeemable Class C Convertible Preferred stock (as converted basis)	—	4,454,889	—	—
Nonvested stock	351,741	565,241	361,322	—
Stock options	145,290	117,147	143,791	—
Restricted stock units	4,848	—	4,225	—
Weighted average shares and dilutive shares	26,224,550	18,887,677	26,212,787	13,637,462
Diluted EPS
Income (loss) from continuing operations	$0.21	$0.06	$0.08	$(0.28)
Income from discontinued operations	—	0.01	0.01	0.02
Net income (loss) per share	$0.21	$0.07	$0.09	$(0.26)
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	127,773	—	127,773	575,463
Nonvested stock	—	—	—	226,607
Redeemable Class C Convertible Preferred Stock (as converted basis)	—	—	—	4,454,889

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion and analysis in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2013 Annual Report on Form 10-K. This discussion and analysis covers periods prior to our initial public offering ("IPO") and related transactions. As a result, the discussion and analysis of historical periods does not reflect the impact that the offering, our conversion to a corporation and other related transactions will have on us. Our historical results may not be indicative of our future performance. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”
Business and Executive Overview
We are a large, diversified lumber and building materials distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer a broad range of products sourced through a strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.

We have operations in 14 states, which states accounted for approximately 58% of 2013 U.S. single-family housing permits according to the U.S. Census Bureau. In these 14 states, we operate in 21 metropolitan areas that we believe have an attractive potential for economic growth based on population trends and above-average employment growth.
Our net sales for the three months ended June 30, 2014 increased 9.5% compared to the prior year period. We estimate sales increased 13.3% due to volume and decreased 3.8% due to commodity price deflation. Our gross profit as a percentage of net sales ("gross margin") was 23.9% for the three months ended June 30, 2014 compared to 22.7% for the prior year period. We recorded income from operations of $8.9 million during the three months ended June 30, 2014, compared to $3.9 million during the three months ended June 30, 2013. For further discussion, see “-Operating Results.”
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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts increased approximately 3.5% for the three months ended June 30, 2014 as compared to the same period in the prior year, while single-family houses under construction as of June 30, 2014 increased 8.6% as compared to June 30, 2013.
Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. We believe continued employment growth, prospective home buyers’ access to financing and improved consumer confidence will be necessary to increase household formation rates. We believe improved household formation rates in turn should increase demand for housing and stimulate new construction.

Commodity nature of our products
Many of the building products we distribute, including lumber, oriented strand board ("OSB"), plywood and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors.
The following table reflects changes in average composite framing lumber prices (per thousand board feet) and average composite structural panel prices (per thousand square feet). These prices represent transactions between manufacturers and their customers as reported by Random Lengths. The average composite structural panel prices are based on index prices for OSB and plywood.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 versus 2013	2014 average price	2014 versus 2013	2014 average price
Change in framing lumber prices	(2%)	$372	(4%)	$382
Change in structural panel prices	(18%)	$372	(23%)	$368
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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork & other interior products often generate higher gross margins relative to other products. Homebuilders often use structural components in order to realize increased efficiency and improved quality. We believe shortening cycle time from start to completion is a key goal of homebuilders during periods of strong consumer demand or limited availability of framing labor. As the residential new construction market continues to strengthen, we expect the use of structural components by homebuilders to increase.
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

Operating Results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2014		2013		2014		2013
Net sales	$344,586	100.0%	$314,653	100.0%	$624,569	100.0%	$563,379	100.0%
Cost of goods sold	262,372	76.1%	243,143	77.3%	477,113	76.4%	438,079	77.8%
Gross profit	82,214	23.9%	71,510	22.7%	147,456	23.6%	125,300	22.2%
Operating expenses:
Selling, general and administrative expenses	71,086	20.6%	64,725	20.6%	138,213	22.1%	121,527	21.6%
Depreciation expense	1,641	0.5%	1,621	0.5%	3,109	0.5%	3,260	0.6%
Amortization expense	564	0.2%	562	0.2%	1,127	0.2%	1,109	0.2%
Impairment of assets held for sale	—	0.0%	—	0.0%	48	0.0%	—	0.0%
Public offering transaction-related costs	—	0.0%	686	0.2%	448	0.1%	686	0.1%
Restructuring expense	2	0.0%	39	0.0%	9	0.0%	99	0.0%
Income (loss) from operations	8,921	2.6%	3,877	1.2%	4,502	0.7%	(1,381)	(0.3)%
Other income (expense)
Interest expense	(668)	(0.2)%	(1,233)	(0.4)%	(1,299)	(0.2)%	(2,258)	(0.4)%
Other income, net	170	0.0%	206	0.1%	413	0.1%	396	0.1%
Income (loss) from continuing operations before income taxes	8,423	2.4%	2,850	0.9%	3,616	0.6%	(3,243)	(0.6)%
Income tax (expense) benefit	(2,943)	(0.8)%	(966)	(0.3)%	(1,445)	(0.2)%	913	0.2%
Income (loss) from continuing operations	5,480	1.6%	1,884	0.6%	2,171	0.4%	(2,330)	(0.4)%
Income from discontinued operations, net of income tax expense of $94, $74, $108 and $183, respectively	147	0.0%	94	0.0%	168	0.0%	251	0.0%
Net income (loss)	$5,627	1.6%	$1,978	0.6%	$2,339	0.4%	$(2,079)	(0.4)%
Three months ended June 30, 2014 compared to three months ended June 30, 2013
Net sales
For the three months ended June 30, 2014, net sales increased $29.9 million, or 9.5%, to $344.6 million from $314.7 million during the three months ended June 30, 2013. The increase in net sales was primarily driven by increased volume of approximately 13.3%, while the impact of commodity price deflation decreased net sales by approximately 3.8%. We estimate approximately 74% of our net sales for the three months ended June 30, 2014 were to customers engaged in new single-family construction.  According to the U.S. Census Bureau, single-family housing starts increased approximately 3.5% for the three months ended June 30, 2014 as compared to the same period in the prior year, while single-family houses under construction as of June 30, 2014 increased 8.6% as compared to June 30, 2013. Increases in net sales from Texas, North Carolina and California represented approximately 75% of the total net sales increase for the three months ended June 30, 2014 as compared to the prior year period.

The following table shows net sales classified by major product category:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$45,667	13.3%	$40,467	12.9%	12.8%
Millwork & other interior products	61,113	17.7%	55,583	17.7%	9.9%
Lumber & lumber sheet goods	123,743	35.9%	121,909	38.7%	1.5%
Windows & other exterior products	70,758	20.5%	61,759	19.6%	14.6%
Other building products & services	43,305	12.6%	34,935	11.1%	24.0%
Total net sales	$344,586	100.0%	$314,653	100.0%	9.5%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 9.7% lower during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Cost of goods sold
For the three months ended June 30, 2014, cost of goods sold increased $19.3 million, or 7.9%, to $262.4 million from $243.1 million during the three months ended June 30, 2013. We estimate our cost of goods sold increased approximately 12.1% as a result of increased sales volumes, while commodity cost deflation resulted in a 4.2% decrease in cost of goods sold.
Gross profit
For the three months ended June 30, 2014, gross profit increased $10.7 million, or 15.0%, to $82.2 million from $71.5 million for the three months ended June 30, 2013, driven primarily by increased sales volumes. Our gross margin was 23.9% for the three months ended June 30, 2014 and 22.7% for the three months ended June 30, 2013. This increase was primarily driven by improved gross margins on sales of structural components and lumber & lumber sheet goods, as well as a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the three months ended June 30, 2014, selling, general and administrative expenses increased $6.4 million, or 9.8%, to $71.1 million, or 20.6% of net sales, from $64.7 million, or 20.6% of net sales, for the three months ended June 30, 2013. Variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, increased by $3.3 million in the aggregate. Other salary, wage, benefit and employer taxation costs increased $2.8 million, primarily as a result of headcount additions to serve higher sales volume and generate future growth opportunities and a $0.4 million increase in stock compensation expense.
For the three months ended June 30, 2013, the Company incurred $0.7 million of non-capitalizable costs associated with our IPO.
Other income (expenses)
Interest expense. For the three months ended June 30, 2014, interest expense was $0.7 million compared to $1.2 million for the three months ended June 30, 2013. This decrease relates primarily to a decrease in Revolver borrowings and lower average borrowing rates in 2014.
Income tax from continuing operations
For the three months ended June 30, 2014, income tax expense from continuing operations was $2.9 million compared to $1.0 million for the three months ended June 30, 2013. This increase is due to to an increase in income from continuing operations before income taxes. The effective tax rate from continuing operations for the three months ended June 30, 2014 was 34.9% compared to 33.9% for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013
Net sales
For the six months ended June 30, 2014, net sales increased $61.2 million, or 10.9%, to $624.6 million from $563.4 million during the six months ended June 30, 2013. The increase in net sales was primarily driven by increased volume of approximately 13.2%, while the impact of commodity price deflation decreased net sales by approximately 2.7%. We estimate approximately 74% of our net sales for the six months ended June 30, 2014 were to customers engaged in new single-family construction.  According to the U.S. Census Bureau, single-family housing starts increased approximately 1.2% for the six months ended June 30, 2014 as compared to the same period in the prior year, while single-family houses under construction as of June 30, 2014 increased 8.6% as compared to June 30, 2013. Increases in net sales from Texas, California, Utah and North Carolina represented approximately 83% of the total net sales increase for the six months ended June 30, 2014 as compared to the prior year period.
The following table shows net sales classified by major product category:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$83,683	13.4%	$71,032	12.6%	17.8%
Millwork & other interior products	113,707	18.2%	102,998	18.3%	10.4%
Lumber & lumber sheet goods	220,163	35.3%	215,597	38.3%	2.1%
Windows & other exterior products	128,295	20.5%	110,599	19.6%	16.0%
Other building products & services	78,721	12.6%	63,153	11.2%	24.7%
Total net sales	$624,569	100.0%	$563,379	100.0%	10.9%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 7.0% lower during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Cost of goods sold
For the six months ended June 30, 2014, cost of goods sold increased $39.0 million, or 8.9%, to $477.1 million from $438.1 million during the six months ended June 30, 2013. We estimate our cost of goods sold increased approximately 12.2% as a result of increased sales volumes, while commodity cost deflation resulted in a 3.3% decrease in cost of goods sold.
Gross profit
For the six months ended June 30, 2014, gross profit increased $22.2 million, or 17.7%, to $147.5 million from $125.3 million for the three months ended June 30, 2013, driven primarily by increased sales volumes. Our gross margin was 23.6% for the six months ended June 30, 2014 and 22.2% for the six months ended June 30, 2013. This increase was primarily driven by improved gross margins on sales of structural components and lumber & lumber sheet goods, as well as a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the six months ended June 30, 2014, selling, general and administrative expenses increased $16.7 million, or 13.7%, to $138.2 million, or 22.1% of net sales, from $121.5 million, or 21.6% of net sales, for the six months ended June 30, 2013. Variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, increased by $6.7 million in the aggregate. Other salary, wage, benefit and employer taxation costs increased $7.4 million, primarily as a result of headcount additions to serve higher sales volume and generate future growth opportunities and a $0.7 million increase in stock compensation expense. We estimate that general and administrative expenses associated with our transition to a public company for the six months ended June 30, 2014 were approximately $1.0 million.
For the six months ended June 30, 2014, the Company incurred $0.4 million of public offering transaction-related costs in connection with a secondary offering in which shares were sold by certain stockholders. The Company did not receive any proceeds from the offering. For the six months ended June 30, 2013, the Company incurred $0.7 million of non-capitalizable costs associated with our IPO.

Other income (expenses)
Interest expense. For the six months ended June 30, 2014, interest expense was $1.3 million compared to $2.3 million for the six months ended June 30, 2013. This decrease relates primarily to a decrease in Revolver borrowings and lower average borrowing rates in 2014.
Income tax from continuing operations
For the six months ended June 30, 2014, income tax expense from continuing operations was $1.4 million compared to an income tax benefit of $0.9 million for the six months ended June 30, 2013. The Company recognized pre-tax income for the six months ended June 30, 2014 and a pre-tax loss for the six months ended June 30, 2013. The effective tax rate from continuing operations for the six months ended June 30, 2014 was 40.0% compared to 28.2% for the six months ended June 30, 2013. The increase in the tax rate is primarily due to a change in the Manufacturing Deduction tax benefits and the non-deductibility of certain public offering transaction-related costs.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2013 and the first six months of 2014, our capital resources have primarily consisted of cash and cash equivalents, borrowings under our Revolver and proceeds from our initial public offering.
Our liquidity at June 30, 2014 was $99.3 million, which includes $9.1 million in cash and cash equivalents and $90.2 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $142.2 million and $122.6 million as of June 30, 2014 and December 31, 2013, respectively, and net current assets (current assets less current liabilities) were $151.8 million and $124.2 million as of June 30, 2014 and December 31, 2013, respectively, as summarized in the following table:

(in thousands)	June 30, 2014	December 31, 2013
Accounts receivable, net	$130,999	$111,285
Inventories, net	117,563	91,303
Other current assets	25,858	22,948
Income taxes payable	(4,736)	(2,989)
Accounts payable, accrued expenses and other current liabilities	(127,485)	(99,945)
Total adjusted working capital*	142,199	122,602
Cash and cash equivalents	9,116	1,138
Restricted assets	460	460
Total net current assets	$151,775	$124,200
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

Accounts receivable, net, increased $19.7 million from December 31, 2013 to June 30, 2014 primarily due to seasonal increases in sales and days sales outstanding (measured against net sales in the current fiscal quarter of each period) increased from 33 days at December 31, 2013 to 34 days at June 30, 2014.

Inventories, net, increased $26.3 million from December 31, 2013 to June 30, 2014 and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period) increased from 36 days at December 31, 2013 to 40 days at June 30, 2014 primarily due to seasonal increases in inventory during the second quarter of 2014.

Income taxes payable increased $1.7 million from December 31, 2013 to June 30, 2014. Approximately $4.4 million of this increase related to year-to-date pre-tax earnings, which was offset by income tax payments, net of refunds, of $2.7 million. These payments related primarily to the settlement of an audit of prior taxable years with the Internal Revenue Service.
Accounts payable, accrued expenses and other liabilities increased $27.5 million from December 31, 2013 to June 30, 2014 primarily due to an increase in the volume of inventory purchases.
Cash flows from operating activities
Net cash used in operating activities was $11.9 million and $38.7 million for the six months ended June 30, 2014 and 2013, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net income (loss)	$2,339	$(2,079)
Non-cash expenses	7,336	7,400
Change in deferred income taxes	(3,005)	(2,589)
Change in working capital and other	(18,551)	(41,414)
Net cash used in operating activities	$(11,881)	$(38,682)
Net cash used in operating activities declined by $26.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to the following:

•	Net income increased by $4.4 million as discussed in “-Operating Results,” above.

•
Cash used in operating activities related to working capital and other declined by $22.9 million. The increase in accounts receivable during the six months ended June 30, 2014 was $11.1 million lower than the prior year period due primarily to a smaller increase in net sales during the six months ended June 30, 2014 compared to six months ended June 30, 2013. The increase in accounts payable during the six months ended June 30, 2014 was $13.2 million higher than the prior year period due primarily to purchases of commodity inventory in excess of immediate needs in the fourth quarter of 2012, which reduced the seasonal increase in accounts payable for the six months ended June 30, 2013.

Cash flows from investing activities
Net cash (used in) provided by investing activities was $(9.7) million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2014	2013
Purchases of property and equipment	$(12,837)	$(1,335)
Proceeds from sale of property, equipment and real estate	2,603	2,539
Change in restricted assets	503	1,684
Purchase of business	—	(2,373)
Net cash (used in) provided by investing activities	$(9,731)	$515
Cash used for the purchase of property and equipment for the six months ended June 30, 2014 and 2013 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets.
Cash provided by the sale of property, equipment and real estate for the six months ended June 30, 2014 and 2013 resulted primarily from the sale of real estate during those periods.

Cash provided by restricted assets during the six months ended June 30, 2014 and 2013 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims incurred by the Company.
The Company acquired Chesapeake during the six months ended June 30, 2013.

Cash flows from financing activities
Net cash provided by financing activities was $29.6 million and $44.5 million for the six months ended June 30, 2014 and 2013, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2014	2013
Proceeds from Revolver, net of repayments	$31,762	$45,481
Payments on capital leases	(736)	(788)
Other financing activities, net	(1,436)	(160)
Net cash provided by financing activities	$29,590	$44,533
Proceeds from the Revolver were primarily used to fund cash used in operating activities and purchases of property and equipment for the six months ended June 30, 2014 and 2013.
Other financing activities, net, for the six months ended June 30, 2014 consists primarily of secured borrowings, debt issuance costs and payment of a holdback amount related to the Chesapeake acquisition.

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

Revolving credit facility
On June 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement has subsequently been amended eleven times. We were in compliance with all debt covenants for the quarter ended June 30, 2014. We are subject to a financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.00:1.00 if Adjusted Liquidity is less than $20 million. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2014.

We had outstanding borrowings of $90.8 million with net availability of $90.2 million as of June 30, 2014. The interest rate on outstanding LIBOR Rate borrowings of $81.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $9.8 million was 3.8% as of June 30, 2014. We had $9.2 million in letters of credit outstanding under the Credit Agreement as of June 30, 2014. The Revolver is collateralized by substantially all of our assets.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver increased to $90.8 million at June 30, 2014 from $59.1 million at December 31, 2013.

The Company has entered into contracts to purchase fleet and certain equipment, which are non-cancellable, enforceable and legally binding on us. As of June 30, 2014, these purchase obligations totaled $13.6 million. The Company expects to pay for these assets over the six-month period ending December 31, 2014.
Off-Balance Sheet Arrangements
At June 30, 2014 and December 31, 2013, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our financial position and results of operations.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Separation Agreement, dated as of April 4, 2014, between Stock Building Supply Holdings, Inc. and James F. Drexinger (incorporated by reference to Exhibit 10.2 to the Stock Building Supply Holdings, Inc. Form 10-Q filed with the Commission on April 29, 2014 in Commission File No. 001-36050)

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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: July 29, 2014	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)