Form 10-Q
period 2014-09-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2014-10-28
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at October 27, 2014 was 26,176,056 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$8,244	$1,138
Restricted assets	956	460
Accounts receivable, net	130,624	111,285
Inventories, net	114,748	91,303
Costs in excess of billings on uncompleted contracts	10,163	7,921
Assets held for sale	—	2,363
Prepaid expenses and other current assets	11,818	9,332
Deferred income taxes	5,561	3,332
Total current assets	282,114	227,134
Property and equipment, net of accumulated depreciation	71,085	56,039
Intangible assets, net of accumulated amortization	23,099	24,789
Goodwill	7,186	7,186
Restricted assets	861	1,359
Other assets	1,878	2,033
Total assets	$386,223	$318,540
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$89,167	$64,984
Accrued expenses and other liabilities	40,693	30,528
Income taxes payable	5,704	2,989
Current portion of restructuring reserve	998	1,594
Current portion of capital lease obligation	1,676	1,240
Billings in excess of costs on uncompleted contracts	1,798	1,599
Total current liabilities	140,036	102,934
Revolving line of credit	81,816	59,072
Long-term portion of capital lease obligation	6,176	6,011
Deferred income taxes	13,695	15,496
Other long-term liabilities	7,548	7,346
Total liabilities	249,271	190,859
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,176,056 and 26,112,007 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	262	261
Additional paid-in capital	146,527	144,570
Retained deficit	(9,837)	(17,150)
Total stockholders' equity	136,952	127,681
Total liabilities and stockholders' equity	$386,223	$318,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Net sales	$354,060	$328,468	$978,629	$891,847
Cost of goods sold	269,668	253,087	746,781	691,166
Gross profit	84,392	75,381	231,848	200,681
Selling, general and administrative expenses	73,665	66,931	211,878	188,458
Depreciation expense	1,681	1,456	4,790	4,716
Amortization expense	563	563	1,690	1,672
Impairment of assets held for sale	—	—	48	—
Public offering transaction-related costs	60	9,322	508	10,008
Restructuring expense	2	31	11	130
	75,971	78,303	218,925	204,984
Income (loss) from operations	8,421	(2,922)	12,923	(4,303)
Other income (expense)
Interest expense	(712)	(892)	(2,011)	(3,150)
Other income, net	197	200	610	596
Income (loss) from continuing operations before income taxes	7,906	(3,614)	11,522	(6,857)
Income tax expense	(2,972)	(1,989)	(4,417)	(1,076)
Income (loss) from continuing operations	4,934	(5,603)	7,105	(7,933)
Income from discontinued operations, net of income tax expense of $25, $54, $133 and $237, respectively	40	90	208	341
Net income (loss)	4,974	(5,513)	7,313	(7,592)
Redeemable Class B Senior Preferred stock deemed dividend	—	(363)	—	(1,836)
Income (loss) attributable to common stockholders	$4,974	$(5,876)	$7,313	$(9,428)
Weighted average common shares outstanding
Basic	25,733,833	19,813,209	25,713,688	15,718,667
Diluted	26,229,323	19,813,209	26,218,405	15,718,667

Basic income (loss) per share
Income (loss) from continuing operations	$0.19	$(0.30)	$0.27	$(0.62)
Income from discontinued operations	—	—	0.01	0.02
Net income (loss) per share	$0.19	$(0.30)	$0.28	$(0.60)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.19	$(0.30)	$0.27	$(0.62)
Income from discontinued operations	—	—	0.01	0.02
Net income (loss) per share	$0.19	$(0.30)	$0.28	$(0.60)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$7,313	$(7,592)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	8,054	7,389
Amortization of intangible assets	1,690	1,672
Amortization of debt issuance costs	353	465
Deferred income taxes	(4,030)	(3,723)
Non-cash stock compensation expense	1,848	573
Impairment of assets held for sale	96	—
Gain on sale of property, equipment and real estate	(1,076)	(270)
Bad debt expense	417	1,316
Change in assets and liabilities
Accounts receivable	(19,756)	(35,401)
Inventories, net	(23,445)	(20,598)
Accounts payable	26,951	14,735
Other assets and liabilities	6,396	6,904
Net cash provided by (used in) operating activities	4,811	(34,530)
Cash flows from investing activities
Purchases of property and equipment	(20,795)	(2,574)
Proceeds from sale of property, equipment and real estate	3,493	3,070
Change in restricted assets	2	3,223
Purchase of business	—	(2,373)
Net cash (used in) provided by investing activities	(17,300)	1,346
Cash flows from financing activities
Proceeds from revolving line of credit	1,046,220	961,160
Repayments of proceeds from revolving line of credit	(1,023,476)	(973,305)
Proceeds from issuance of common stock, net of offering costs	—	55,821
Other financing activities	(3,149)	(2,657)
Net cash provided by financing activities	19,595	41,019
Net increase in cash and cash equivalents	7,106	7,835
Cash and cash equivalents
Beginning of period	1,138	2,691
End of period	$8,244	$10,526
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
Recently issued accounting pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11"). The guidance requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 became effective and was adopted by the Company in fiscal year 2014. As of September 30, 2014, the Company recognized $0.4 million of an unrecognized tax benefit as a reduction of its deferred tax asset for state tax NOL carryforwards in accordance with ASU 2013-11.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for the Company's annual and interim periods beginning on January 1, 2017. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.
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

Chesapeake Structural Systems
On April 8, 2013, Commonwealth Acquisition Holdings, LLC, a wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) for an adjusted purchase price of $2.6 million. This amount included an initial holdback amount of $0.2 million, which was paid to the sellers during the nine months ended September 30, 2014. The acquisition provides the Company with component manufacturing capability to serve customers in the Central and Northern Virginia markets. The Company incurred transaction costs of $0 and $0.2 million during the three and nine months ended September 30, 2013, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.
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
The operating results of the discontinued operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net sales	$—	$—	$—	$—
Restructuring charges	(3)	(7)	(18)	(25)
Gain before income taxes	65	144	341	578
Income tax expense	(25)	(54)	(133)	(237)
Net income	40	90	208	341
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Real estate held for sale	$—	$700
Prepaid expenses and other current assets	7	8
Current assets of discontinued operations	7	708
Accrued expenses and other liabilities	265	37
Current portion of restructuring reserve	141	295
Current liabilities of discontinued operations	406	332
Long-term portion of restructuring reserve	—	89
Long-term liabilities of discontinued operations	$—	$89
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
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of September 30, 2014:

(in thousands)	Work Force Reductions	Store Closures	Total
Restructuring reserves, December 31, 2013	$190	$3,412	$3,602
Restructuring charges incurred	—	29	29
Cash payments	(129)	(1,366)	(1,495)
Restructuring reserves, September 30, 2014	$61	$2,075	$2,136
The remaining accrual for work force reduction of $0.1 million is expected to be fully paid by January 2015. The remaining accrual for store closures of $2.1 million is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at September 30, 2014 consists of a current portion of $1.0 million and a long-term portion of $1.1 million. The long-term portion is included in other long-term liabilities on the consolidated balance sheets.
6.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Trade receivables	$135,556	$115,876
Allowance for doubtful accounts	(2,501)	(2,707)
Allowance for sales returns and discounts	(2,431)	(1,884)
	$130,624	$111,285
7.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance ("WFCF"), which includes a revolving line of credit (the “Revolver”). The Revolver was amended during 2013 and 2014 for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver as of September 30, 2014:

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
The Company had outstanding borrowings of $81.8 million and $59.1 million with net availability of $100.4 million and $71.0 million as of September 30, 2014 and December 31, 2013, respectively. The interest rate on outstanding LIBOR Rate borrowings of $81.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $0.8 million was 3.8% as of September 30, 2014. The interest rate on outstanding LIBOR Rate borrowings of $52.0 million was 1.9% and the interest rate on outstanding Base Rate borrowings of $7.1 million was 4.0% as of December 31, 2013. The Company had $9.2 million and $8.9 million in letters of credit outstanding under the Credit Agreement as of September 30, 2014 and December 31, 2013, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at September 30, 2014 and December 31, 2013 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
8.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognized valuation allowances of $1.7 million and $1.9 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2014 and December 31, 2013, respectively. During the three and nine months ended September 30, 2014, the Company reduced its valuation allowances by $0.1 million and $0.2 million, respectively, against deferred tax assets related to continuing operations. During the three and nine months ended September 30, 2013, the Company recorded additional valuation allowances of $0.2 million against deferred tax assets related to continuing operations. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed. The Company is not permitted to carry back any of its existing tax net operating losses related to certain state tax jurisdictions; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets, which may increase the effective tax rate.
For the three and nine months ended September 30, 2014, the Company’s effective income tax rate including discontinued operations and other discrete items was 37.6% and 38.4%, respectively, which varied from the federal statutory rate of 35% primarily due to state taxes. For the three and nine months ended September 30, 2013, the Company’s effective income tax rate including discontinued operations and other discrete items was (58.9)% and (20.9)%, respectively, which varied from the federal statutory rate of 35% primarily due to the non-deductibility of the termination fee of $9.0 million related to our management services agreement with The Gores Group, LLC (“Gores”) (the "Gores Termination Fee") and of certain capitalized costs.
The effective income tax rate on continuing operations for the three months ended September 30, 2014 was 37.6% compared to an effective income tax rate on continuing operations of (55.0)% for the three months ended September 30, 2013. The effective income tax rate on continuing operations for the nine months ended September 30, 2014 was 38.3% compared to an effective income tax rate on continuing operations of (15.7)% for the nine months ended September 30, 2013. The increase in the tax rates for the comparative three-month and nine-month periods is primarily due to the adverse effect of the non-deductible Gores Termination Fee and of certain capitalized costs creating tax expense against the Company's pre-tax losses for the three months and nine months ended September 30, 2013.
As of September 30, 2014, the Company has recognized a liability for uncertain tax positions of $2.9 million within accrued expenses and other liabilities on the condensed consolidated balance sheets related to the deductibility of certain management service fees. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits may be settled and recognized within the next twelve months, which could impact the effective tax rate. The Company did not have material uncertain tax positions as of December 31, 2013.

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
10.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Nonvested stock	$263	$171	$651	$307
Stock options	537	129	1,072	257
Restricted stock units	68	9	125	9
Stock based compensation	$868	$309	$1,848	$573
The following is a summary of nonvested stock, restricted stock unit and stock option activity for the nine months ended September 30, 2014:

	Nonvested Stock		Restricted Stock Units		Stock Options
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2013	427,993	$15.72	10,000	$13.96	714,484	$9.98
Granted	44,245	20.34	11,124	18.39	362,939	20.29
Vested/exercised	(35,566)	4.62	(5,000)	13.96	(14,804)	0.97
Forfeited	—	—	—	—	(27,000)	14.00
September 30, 2014	436,672	$17.09	16,124	$17.02	1,035,619	$13.62
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
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014				September 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$338,998	$81,844	$2,963	$21,684	$350,891
Coleman Floor	15,062	2,548	30	208	9,966
Other reconciling items	—	—	305	(8,684)	25,366
	$354,060	$84,392	$3,298		$386,223

	Three Months Ended September 30, 2013
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$315,918	$72,908	$2,829	$16,757
Coleman Floor	12,550	2,473	28	581
Other reconciling items	—	—	175	(6,898)
	$328,468	$75,381	$3,032

	Nine Months Ended September 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$938,841	$224,964	$8,927	$51,872
Coleman Floor	39,788	6,884	84	(389)
Other reconciling items	—	—	733	(25,225)
	$978,629	$231,848	$9,744

	Nine Months Ended September 30, 2013
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$857,101	$193,526	$8,377	$36,129
Coleman Floor	34,746	7,155	93	1,405
Other reconciling items	—	—	588	(19,289)
	$891,847	$200,681	$9,058
Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss), as reported	$4,974	$(5,513)	$7,313	$(7,592)
Interest expense	712	892	2,011	3,150
Income tax expense	2,972	1,989	4,417	1,076
Depreciation and amortization	3,298	3,032	9,744	9,058
Impairment of assets held for sale	—	—	48	—
Public offering transaction-related costs	60	9,322	508	10,008
Restructuring expense	2	31	11	130
Discontinued operations, net of taxes	(40)	(90)	(208)	(341)
Management fees	37	239	126	1,205
Non-cash compensation expense	868	309	1,848	573
Acquisition costs	—	—	—	257
Severance and other items related to store closures	325	229	440	721
Adjusted EBITDA of Coleman Floor	(208)	(581)	389	(1,405)
Adjusted EBITDA of other reconciling items	8,684	6,898	25,225	19,289
Adjusted EBITDA of geographic divisions reportable segment	$21,684	$16,757	$51,872	$36,129

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
The basic and diluted EPS calculations for the three and nine months ended September 30, 2014 and 2013 are presented below:
Basic EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations	$4,934	$(5,603)	$7,105	$(7,933)
Redeemable Class B Senior Preferred stock deemed dividend	—	(363)	—	(1,836)
Income (loss) attributable to common stockholders, from continuing operations	4,934	(5,966)	7,105	(9,769)
Income from discontinued operations, net of tax	40	90	208	341
Income (loss) attributable to common stockholders	$4,974	$(5,876)	$7,313	$(9,428)

Weighted average outstanding shares of common stock	25,733,833	19,813,209	25,713,688	15,718,667
Basic EPS
Income (loss) from continuing operations	$0.19	$(0.30)	$0.27	$(0.62)
Income from discontinued operations	—	—	0.01	0.02
Net income (loss) per share	$0.19	$(0.30)	$0.28	$(0.60)

Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations	$4,934	$(5,603)	$7,105	$(7,933)
Redeemable Class B Senior Preferred stock deemed dividend	—	(363)	—	(1,836)
Income (loss) attributable to common stockholders, from continuing operations	4,934	(5,966)	7,105	(9,769)
Income from discontinued operations, net of tax	40	90	208	341
Income (loss) attributable to common stockholders	$4,974	$(5,876)	$7,313	$(9,428)

Weighted average outstanding shares of common stock	25,733,833	19,813,209	25,713,688	15,718,667
Effect of dilutive securities:
Nonvested stock	357,177	—	359,941	—
Stock options	133,604	—	140,395	—
Restricted stock units	4,709	—	4,381	—
Weighted average shares and dilutive shares	26,229,323	19,813,209	26,218,405	15,718,667
Diluted EPS
Income (loss) from continuing operations	$0.19	$(0.30)	$0.27	$(0.62)
Income from discontinued operations	—	—	0.01	0.02
Net income (loss) per share	$0.19	$(0.30)	$0.28	$(0.60)
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	823,566	689,713	820,517	689,713
Nonvested stock	44,245	618,319	44,245	618,319
Restricted stock units	—	10,000	—	10,000
13.    Subsequent Events
During October 2014, the Company entered into a contract to purchase a facility that it currently leases. Of the $14.8 million total purchase price, $0.8 million was paid as a deposit in October 2014 with the balance due upon closing of the transaction, which is expected to occur in the fourth quarter of 2014 or the first quarter of 2015. The deposit is fully refundable through the end of the Company's inspection period and partially refundable thereafter until the closing, at which time the entire deposit will be applied to the purchase price.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion and analysis in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2013 Annual Report on Form 10-K. This discussion and analysis covers periods prior to our initial public offering ("IPO") and related transactions. As a result, the discussion and analysis of certain historical periods does not reflect the impact that the IPO, our conversion to a corporation and other related transactions have had and will continue to have on us. Our historical results may not be indicative of our future performance. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”
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
Our net sales for the three months ended September 30, 2014 increased 7.8% compared to the prior year period. We estimate sales increased 8.0% due to volume and decreased 0.2% due to commodity price deflation. Our gross profit as a percentage of net sales ("gross margin") was 23.8% for the three months ended September 30, 2014 compared to 22.9% for the prior year period. We recorded income from operations of $8.4 million during the three months ended September 30, 2014, compared to a loss from operations of $2.9 million during the three months ended September 30, 2013. For further discussion, see “-Operating Results.”
Factors Affecting Our Operating Results
Our operating results and financial performance are influenced by a variety of factors, including, among others, conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of what we believe to be the more important factors are briefly discussed below.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts increased approximately 7.2% for the three months ended September 30, 2014 as compared to the same period in the prior year, while single-family houses under construction as of September 30, 2014 increased 8.0% as compared to September 30, 2013.
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
The following table reflects changes in average composite framing lumber prices (per thousand board feet) and average composite structural panel prices (per thousand square feet). These prices represent transactions between manufacturers and their customers as reported by Random Lengths and may differ in magnitude or timing from the actual selling prices or cost of goods reported in our operating results. The average composite structural panel prices are based on index prices for OSB and plywood.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 versus 2013	2014 average price	2014 versus 2013	2014 average price
Change in framing lumber prices	11%	$392	1%	$385
Change in structural panel prices	5%	$402	(15)%	$379
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
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2014		2013		2014		2013
Net sales	$354,060	100.0%	$328,468	100.0%	$978,629	100.0%	$891,847	100.0%
Cost of goods sold	269,668	76.2%	253,087	77.1%	746,781	76.3%	691,166	77.5%
Gross profit	84,392	23.8%	75,381	22.9%	231,848	23.7%	200,681	22.5%
Operating expenses:
Selling, general and administrative expenses	73,665	20.8%	66,931	20.4%	211,878	21.7%	188,458	21.1%
Depreciation expense	1,681	0.5%	1,456	0.4%	4,790	0.5%	4,716	0.5%
Amortization expense	563	0.2%	563	0.2%	1,690	0.2%	1,672	0.2%
Impairment of assets held for sale	—	0.0%	—	0.0%	48	0.0%	—	0.0%
Public offering transaction-related costs	60	0.0%	9,322	2.8%	508	0.1%	10,008	1.1%
Restructuring expense	2	0.0%	31	0.0%	11	0.0%	130	0.0%
Income (loss) from operations	8,421	2.4%	(2,922)	(0.9)%	12,923	1.3%	(4,303)	(0.5)%
Other income (expense)
Interest expense	(712)	(0.2)%	(892)	(0.3)%	(2,011)	(0.2)%	(3,150)	(0.4)%
Other income, net	197	0.1%	200	0.1%	610	0.1%	596	0.1%
Income (loss) from continuing operations before income taxes	7,906	2.2%	(3,614)	(1.1)%	11,522	1.2%	(6,857)	(0.8)%
Income tax expense	(2,972)	(0.8)%	(1,989)	(0.6)%	(4,417)	(0.5)%	(1,076)	(0.1)%
Income (loss) from continuing operations	4,934	1.4%	(5,603)	(1.7)%	7,105	0.7%	(7,933)	(0.9)%
Income from discontinued operations, net of income tax expense of $25, $54, $133 and $237, respectively	40	0.0%	90	0.0%	208	0.0%	341	0.0%
Net income (loss)	$4,974	1.4%	$(5,513)	(1.7)%	$7,313	0.7%	$(7,592)	(0.9)%
Three months ended September 30, 2014 compared to three months ended September 30, 2013
Net sales
For the three months ended September 30, 2014, net sales increased $25.6 million, or 7.8%, to $354.1 million from $328.5 million during the three months ended September 30, 2013. The increase in net sales was primarily driven by increased volume of approximately 8.0%, while the impact of commodity price deflation decreased net sales by approximately 0.2%. We estimate approximately 73% of our net sales for the three months ended September 30, 2014 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 7.2% for the three months ended September 30, 2014 as compared to the same period in the prior year, while single-family houses under construction as of September 30, 2014 increased 8.0% as compared to September 30, 2013. Increases in net sales from North Carolina, Texas and California represented approximately 95% of the total net sales increase for the three months ended September 30, 2014 as compared to the prior year period.

The following table shows net sales classified by major product category:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$49,163	13.9%	$46,335	14.1%	6.1%
Millwork & other interior products	64,821	18.3%	58,215	17.7%	11.3%
Lumber & lumber sheet goods	123,116	34.8%	114,147	34.8%	7.9%
Windows & other exterior products	73,626	20.8%	71,463	21.8%	3.0%
Other building products & services	43,334	12.2%	38,308	11.6%	13.1%
Total net sales	$354,060	100.0%	$328,468	100.0%	7.8%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 0.7% lower during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Cost of goods sold
For the three months ended September 30, 2014, cost of goods sold increased $16.6 million, or 6.6%, to $269.7 million from $253.1 million during the three months ended September 30, 2013. We estimate our cost of goods sold increased approximately 7.2% as a result of increased sales volumes, while commodity cost deflation resulted in a 0.6% decrease in cost of goods sold.
Gross profit
For the three months ended September 30, 2014, gross profit increased $9.0 million, or 12.0%, to $84.4 million from $75.4 million for the three months ended September 30, 2013, driven primarily by increased sales volumes. Our gross margin was 23.8% for the three months ended September 30, 2014 and 22.9% for the three months ended September 30, 2013. This increase was primarily driven by improved gross margins on sales of structural components and lumber & lumber sheet goods and increases in supplier consideration due to higher purchase volumes.
Operating expenses
For the three months ended September 30, 2014, selling, general and administrative expenses increased $6.8 million, or 10.1%, to $73.7 million, or 20.8% of net sales, from $66.9 million, or 20.4% of net sales, for the three months ended September 30, 2013. Variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, increased by $1.7 million in the aggregate. Other salary, wage, benefit and employer taxation costs increased $4.2 million, primarily as a result of headcount additions to serve higher sales volume and generate future growth opportunities and increases in self-insured health costs and stock compensation expense.
For the three months ended September 30, 2013, the Company incurred $9.3 million of non-capitalizable costs associated with our IPO, which included a $9.0 million fee for terminating our management services agreement with Gores.
Other income (expenses)
Interest expense. For the three months ended September 30, 2014, interest expense was $0.7 million compared to $0.9 million for the three months ended September 30, 2013. This decrease relates primarily to a decrease in Revolver borrowings and lower average borrowing rates in 2014.
Income tax from continuing operations
For the three months ended September 30, 2014, income tax expense from continuing operations was $3.0 million compared to $2.0 million for the three months ended September 30, 2013. The effective tax rate from continuing operations for the three months ended September 30, 2014 was 37.6% compared to (55.0)% for the three months ended September 30, 2013. The change in the tax rate from continuing operations is primarily due to the adverse effect of the non-deductible Gores Termination Fee and of certain capitalized costs creating tax expense against the Company's pre-tax loss for the three-months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Net sales
For the nine months ended September 30, 2014, net sales increased $86.8 million, or 9.7%, to $978.6 million from $891.8 million during the nine months ended September 30, 2013. The increase in net sales was primarily driven by increased volume of approximately 11.5%, while the impact of commodity price deflation decreased net sales by approximately 1.8%. We estimate approximately 74% of our net sales for the nine months ended September 30, 2014 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 3.8% for the nine months ended September 30, 2014 as compared to the same period in the prior year, while single-family houses under construction as of September 30, 2014 increased 8.0% as compared to September 30, 2013. Increases in net sales from Texas, North Carolina and California represented approximately 76% of the total net sales increase for the nine months ended September 30, 2014 as compared to the prior year period.
The following table shows net sales classified by major product category:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$132,846	13.6%	$117,367	13.2%	13.2%
Millwork & other interior products	178,528	18.2%	161,213	18.1%	10.7%
Lumber & lumber sheet goods	343,279	35.1%	329,744	37.0%	4.1%
Windows & other exterior products	201,921	20.6%	182,062	20.4%	10.9%
Other building products & services	122,055	12.5%	101,461	11.3%	20.3%
Total net sales	$978,629	100.0%	$891,847	100.0%	9.7%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 4.8% lower during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Cost of goods sold
For the nine months ended September 30, 2014, cost of goods sold increased $55.6 million, or 8.0%, to $746.8 million from $691.2 million during the nine months ended September 30, 2013. We estimate our cost of goods sold increased approximately 10.3% as a result of increased sales volumes, while commodity cost deflation resulted in a 2.3% decrease in cost of goods sold.
Gross profit
For the nine months ended September 30, 2014, gross profit increased $31.1 million, or 15.5%, to $231.8 million from $200.7 million for the nine months ended September 30, 2013, driven primarily by increased sales volumes. Our gross margin was 23.7% for the nine months ended September 30, 2014 and 22.5% for the nine months ended September 30, 2013. This increase was primarily driven by improved gross margins on sales of structural components and lumber & lumber sheet goods, a higher percentage of total net sales being derived from non-commodity product offerings and increases in supplier consideration due to higher purchase volumes.
Operating expenses
For the nine months ended September 30, 2014, selling, general and administrative expenses increased $23.4 million, or 12.4%, to $211.9 million, or 21.7% of net sales, from $188.5 million, or 21.1% of net sales, for the nine months ended September 30, 2013. Variable costs to serve higher sales volumes, such as sales commissions, shipping and handling costs and other variable compensation, increased by $8.8 million in the aggregate. Other salary, wage, benefit and employer taxation costs increased $11.6 million, primarily as a result of headcount additions to serve higher sales volume and generate future growth opportunities and increases in self-insured health costs and stock compensation expense. We estimate that general and administrative expenses increased by $1.2 million as a result of our transition to a public company.
For the nine months ended September 30, 2014, the Company incurred $0.5 million of public offering transaction-related costs primarily in connection with a secondary offering in which shares were sold by certain stockholders. The Company did not receive any proceeds from the offering. For the nine months ended September 30, 2013, the Company incurred $10.0 million of non-

capitalizable costs associated with our IPO, which included a $9.0 million fee for terminating our management services agreement with Gores.
Other income (expenses)
Interest expense. For the nine months ended September 30, 2014, interest expense was $2.0 million compared to $3.2 million for the nine months ended September 30, 2013. This decrease relates primarily to a decrease in Revolver borrowings and lower average borrowing rates in 2014.
Income tax from continuing operations
For the nine months ended September 30, 2014, income tax expense from continuing operations was $4.4 million compared to $1.1 million for the nine months ended September 30, 2013. The effective tax rate from continuing operations for the nine months ended September 30, 2014 was 38.3% compared to (15.7)% for the nine months ended September 30, 2013. The change in the tax rate from continuing operations is primarily due to the adverse effect of the non-deductible Gores Termination Fee and of certain capitalized costs creating tax expense against the Company's pre-tax loss for the nine months ended September 30, 2013.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2013 and the first nine months of 2014, our capital resources have primarily consisted of cash and cash equivalents, borrowings under our Revolver and proceeds from our IPO.
Our liquidity at September 30, 2014 was $108.6 million, which includes $8.2 million in cash and cash equivalents and $100.4 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $132.9 million and $122.6 million as of September 30, 2014 and December 31, 2013, respectively, and net current assets (current assets less current liabilities) were $142.1 million and $124.2 million as of September 30, 2014 and December 31, 2013, respectively, as summarized in the following table:

(in thousands)	September 30, 2014	December 31, 2013
Accounts receivable, net	$130,624	$111,285
Inventories, net	114,748	91,303
Other current assets	27,542	22,948
Income taxes payable	(5,704)	(2,989)
Accounts payable, accrued expenses and other current liabilities	(134,332)	(99,945)
Total adjusted working capital*	132,878	122,602
Cash and cash equivalents	8,244	1,138
Restricted assets	956	460
Total net current assets	$142,078	$124,200
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

Accounts receivable, net, increased $19.3 million from December 31, 2013 to September 30, 2014 primarily due to seasonal increases in sales and days sales outstanding (measured against net sales in the current fiscal quarter of each period) was 33 days at December 31, 2013 and September 30, 2014.

Inventories, net, increased $23.4 million from December 31, 2013 to September 30, 2014 and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period) increased from 36 days at December 31, 2013 to 38 days at September 30, 2014 primarily due to seasonal increases in inventory during the third quarter of 2014.

Income taxes payable increased $2.7 million from December 31, 2013 to September 30, 2014. Approximately $8.5 million of this increase related to year-to-date pre-tax earnings, which was offset by income tax payments, net of refunds, of $2.9 million and by the recognition of a liability for unrecognized tax benefits of $2.9 million.
Accounts payable, accrued expenses and other liabilities increased $34.4 million from December 31, 2013 to September 30, 2014 primarily due to an increase in the volume of inventory purchases.
Cash flows from operating activities
Net cash provided by (used in) operating activities was $4.8 million and $(34.5) million for the nine months ended September 30, 2014 and 2013, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net income (loss)	$7,313	$(7,592)
Non-cash expenses	11,382	11,145
Change in deferred income taxes	(4,030)	(3,723)
Change in working capital and other	(9,854)	(34,360)
Net cash provided by (used in) operating activities	$4,811	$(34,530)
Net cash provided by (used in) operating activities increased by $39.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to the following:

•	Net income increased by $14.9 million as discussed in “-Operating Results,” above.

•
Cash used in operating activities related to working capital and other declined by $24.5 million. The increase in accounts receivable during the nine months ended September 30, 2014 was $15.6 million lower than the prior year period due primarily to a smaller increase in net sales during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in accounts payable during the nine months ended September 30, 2014 was $12.2 million higher than the prior year period due primarily to purchases of commodity inventory in excess of immediate needs in the fourth quarter of 2012, which reduced the seasonal increase in accounts payable for the nine months ended September 30, 2013.

Cash flows from investing activities
Net cash (used in) provided by investing activities was $(17.3) million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Purchases of property and equipment	$(20,795)	$(2,574)
Proceeds from sale of property, equipment and real estate	3,493	3,070
Change in restricted assets	2	3,223
Purchase of business	—	(2,373)
Net cash (used in) provided by investing activities	$(17,300)	$1,346
Cash used for the purchase of property and equipment for the nine months ended September 30, 2014 and 2013 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.

Cash provided by the sale of property, equipment and real estate for the nine months ended September 30, 2014 and 2013 resulted primarily from the sale of real estate during those periods.
Cash provided by restricted assets during the nine months ended September 30, 2014 and 2013 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims incurred by the Company.
The Company acquired Chesapeake during the nine months ended September 30, 2013.

Cash flows from financing activities
Net cash provided by financing activities was $19.6 million and $41.0 million for the nine months ended September 30, 2014 and 2013, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Proceeds from issuance of common stock, net of offering costs	$—	$55,821
Proceeds from Revolver, net of repayments	22,744	(12,145)
Payments on capital leases	(1,177)	(1,195)
Other financing activities, net	(1,972)	(1,462)
Net cash provided by financing activities	$19,595	$41,019
Proceeds from the Revolver were primarily used to fund purchases of property and equipment for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company used $46.2 million of proceeds from the IPO to pay down outstanding balances under the Revolver, and used proceeds from the Revolver to fund cash used in operating activities and purchases of property and equipment.
Other financing activities, net, for the nine months ended September 30, 2014 and 2013 consist primarily of secured borrowings and debt issuance costs, and the payment of a holdback amount related to the Chesapeake acquisition during the nine months ended September 30, 2014.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2014 capital expenditures to be approximately $45 to $55 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, facility and technology investments to support our operations and the planned purchase of a currently leased facility for $14.8 million, assuming this transaction closes during the fourth quarter of 2014.

Revolving credit facility
On June 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement has subsequently been amended eleven times. We were in compliance with all debt covenants for the quarter ended September 30, 2014. We are subject to a financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.00:1.00 if Adjusted Liquidity is less than $20 million. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2014.

We had outstanding borrowings of $81.8 million with net availability of $100.4 million as of September 30, 2014. The interest rate on outstanding LIBOR Rate borrowings of $81.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $0.8 million was 3.8% as of September 30, 2014. We had $9.2 million in letters of credit outstanding under the Credit Agreement as of September 30, 2014. The Revolver is collateralized by substantially all of our assets.

Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver increased to $81.8 million at September 30, 2014 from $59.1 million at December 31, 2013.

The Company has entered into contracts to purchase fleet and certain equipment, which are non-cancellable, enforceable and legally binding on us. As of September 30, 2014, these purchase obligations totaled $5.7 million. The Company expects to pay for these assets over the six-month period ending March 31, 2015.
During October 2014, the Company entered into a contract to purchase a facility that it currently leases. Of the $14.8 million total purchase price, $0.8 million was paid as a deposit in October 2014 with the balance due upon closing of the transaction, which is expected to occur in the fourth quarter of 2014 or the first quarter of 2015. The deposit is fully refundable through the end of the Company's inspection period and partially refundable thereafter until the closing, at which time the entire deposit will be applied to the purchase price.
Off-Balance Sheet Arrangements
At September 30, 2014 and December 31, 2013, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 became effective and was adopted by the Company in fiscal year 2014. As of September 30, 2014, the Company recognized $0.4 million of an unrecognized tax benefit as a reduction of its deferred tax asset for state tax NOL carryforwards in accordance with ASU 2013-11.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for the Company's annual and interim periods beginning on January 1, 2017. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and Jeffrey G. Rea (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2014).

10.2
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2014).

10.3
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and Bryan J. Yeazel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2014).

10.4	Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and Lisa M. Hamblet
10.5	Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and C. Lowell Ball
31.1	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: October 28, 2014	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)