Form 10-K
period 2014-12-31
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2015-03-02
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K
_____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Registrant’s telephone number, including area code: (919) 431-1000
Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $291.5 million based on the closing price per share on that date of $19.73 as reported on the NASDAQ Stock Market LLC.
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at February 26, 2015 was 26,176,056 shares.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2014.

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
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	inflation or deflation of prices of our products;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability;

•	our concentration of business in the Texas, North Carolina, California, Georgia and Utah markets;

•	the potential negative impacts from the recent significant decline in oil prices on employment, home construction and remodeling activity in Texas and other markets dependent on the energy industry;

•	failure of residential renovation and improvement activities to return to historic levels;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the potential loss of significant customers;

•	our ability to obtain additional financing on acceptable terms;

•	the various financial covenants in our secured credit agreement;

•	disruptions in our information technology ("IT") systems;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation; and

•	cybersecurity risks.

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

PART I
Item 1. Business
Overview

Stock Building Supply Holdings, Inc. and its subsidiaries (the "Company," "we," "us" and "our") is a diversified lumber and building materials ("LBM") distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations in 14 states throughout the United States. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products ("EWP"), trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer a broad range of products sourced through a strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home.

We have operations in 14 states, which states accounted for approximately 58% of 2014 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary operating regions include the South and West regions of the United States (as defined by the U.S. Census Bureau), with a significant portion of our net sales derived from markets within Texas, North Carolina, California, Georgia and Utah. We serve our customers from 68 locations, which include 48 distribution and retail operations, 20 millwork fabrication operations, 15 structural components fabrication operations and 15 flooring operations. Given the local nature of our business, we locate our facilities in close proximity to our key customers and often co-locate multiple operations in one facility to increase customer service and efficiency.
The Company is a Delaware corporation and its common stock is listed on the NASDAQ Stock Market under the ticker symbol “STCK.” The Company’s predecessor was incorporated as Carolina Builders Corporation in Raleigh, North Carolina in 1922 and began operating under the Stock Building Supply name in 2003.
Our Industry

The LBM distribution industry in the United States is highly fragmented, with a number of retailers and distributors offering a broad range of products and services. Demand for our products is principally influenced by new residential construction and residential repair and remodeling activity. According to the U.S. Census Bureau, from 2005 to 2011, single-family housing starts in the United States declined by approximately 75% to 0.43 million, which was significantly less than the 50-year average rate of approximately 1.0 million per year. Following several challenging years, single-family housing starts increased in 2014, 2013 and 2012 to 0.65 million, 0.62 million and 0.54 million, respectively, and, as a result, demand for the products we distribute and for our services has also increased. As of December 2014, McGraw-Hill Construction forecasts that U.S. single-family housing starts will increase to 0.7 million in 2015. Additionally, the S&P / Case-Shiller Index, a leading measure of pricing for the U.S. residential housing market, has increased on a year-over-year basis for 32 straight months as of December 2014 and during 2014, the index reached its highest levels since mid-2008.

The products we distribute are also used in professional remodeling and home improvement projects. As of September 2014, the Home Improvement Research Institute ("HIRI") estimated 2014 U.S. sales of home maintenance, repair and improvement products to the professional market were $83.6 billion, compared to $79.6 billion and $75.7 billion for 2013 and 2012, respectively. Several factors, including the overall age of the U.S. housing stock, rising home prices, availability of consumer capital at historically low interest rates and focus on energy efficiency may drive long-term growth in repair and remodeling expenditures. As of September 2014, HIRI estimated U.S. sales of home maintenance, repair and improvement products to the professional market will grow at a rate of 5.5% in 2015.
Our Strategy

Expand our business with existing customers

We plan to continue to grow our net sales by increasing our share of our existing customers’ business. By growing our scale and expanding the products and services we offer in each of our local markets, we believe that we can continue to enhance the value offering for, and relationships with, our existing customers and grow our revenues and profitability. Products and services we intend to expand organically include millwork and structural components manufacturing, enhanced specification and design services, and additional "LEAN" eBusiness solutions to improve customer service, reduce waste and improve productivity. By continuing to invest systematically in our core LBM capabilities and in technologies that streamline our processes and improve customer service, we believe we can provide a broader range of products and services at each of our locations and that more customers will look to us as the key solutions provider for their building needs.

Focus on improving customer service, productivity and operational excellence as our business grows

We have implemented a talent training and development program focused on specific skills training, business development and LEAN initiatives. Using these skills, our branch managers, regional management and senior leadership team examine customer service, operating and financial metrics and use this information to increase customer service and operating expense productivity. Our management team has also implemented, and will continue to pursue, LEAN business practices to increase productivity.

Our Enterprise Resource Planning ("ERP") system has been implemented across all our branches, and we continue to focus on the use of technology to improve customer service and productivity. Stock Logistics Solutions schedules orders from our ERP system for delivery, utilizes GPS and mobile technology in our delivery fleet and provides customers with real-time information on their order status, including notification and pictures of completed deliveries. During 2014, we implemented our Stock Installation Solutions system, which is designed to track the timing and completion of installation work and will provide further enhancements to our customer service.

Expand in existing, adjacent and new geographies

We also plan to expand our business through organic means. We intend to expand our reach and service capabilities in our current metropolitan areas by opening new locations, relocating facilities as needed and increasing capacity at existing facilities. In addition, while we have operations in 14 states that accounted for approximately 58% of 2014 U.S. single-family housing permits, our markets within those states accounted for less than half of those permits according to the U.S. Census Bureau, providing significant opportunity for growth into markets adjacent to our current markets within these states. Growth opportunities also exist through increasing net sales to remodeling contractors. We estimate our 2014 net sales to repair and remodeling contractors were $217.8 million, which represented less than 1% of 2014 estimated U.S. sales of home maintenance, repair and improvement products to the professional market of $83.6 billion, as reported by HIRI.

Selectively pursue strategic acquisitions

We also plan to expand our business through acquisitive means. We intend to pursue additional acquisition opportunities in markets adjacent to our existing operations or acquisitions that enhance our presence and capabilities in our 21 existing metropolitan areas. Additionally, we will consider acquiring operations or companies to enter new geographic regions.
Our Customers

We serve a broad customer base that includes a mix of large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We serve 21 metropolitan areas in 14 states. Approximately 58% of U.S. housing permits in 2014 were issued in states in which we operate.

For the year ended December 31, 2014, we had approximately 12,000 buying accounts and our largest 100 customers accounted for approximately 47% of our 2014 net sales, with no single customer accounting for more than 6% of our 2014 net sales.

Our largest customers are comprised primarily of the large production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., Lennar Corporation, PulteGroup, Inc., TRI Pointe Homes, Inc. and LGI Homes, Inc.  In addition to these large production homebuilders, we also service and supply regional and local custom homebuilders. Our capabilities allow us also to serve residential remodeling contractors, multi-family and light commercial contractors in most of our markets. Our sales and service professionals work closely with our customers on a day-to-day basis in order to help them scope, specify, bid, construct and complete their projects in a timely and successful manner.
Our Products and Services

We provide a wide variety of building products and services directly to homebuilder and professional contractor customers. We offer a broad range of products sourced through a network of suppliers with whom we have strategic supplier agreements. These products are available through our distribution locations and, in many instances, delivered to the job site. We manufacture floor trusses, roof trusses, wall panels, stairs, specialty millwork, windows and pre-hung doors. We also provide an extensive range of installation services and special order products.

We group our building products and services into five product categories: structural components, millwork & other interior products, lumber & lumber sheet goods, windows & other exterior products, and other building products & services. For the year ended December 31, 2014, our combined sales of structural components, millwork & other interior products, and windows & other exterior products represented 53% of net sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher gross margin and provide us with opportunities to cross-sell other products and services.

Structural components.    Structural components are factory-built substitutes for job-site framing and include floor trusses, roof trusses, wall panels, and EWP that in many cases we design and cut for each home. Roof trusses, floor trusses and wall panels are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without structural components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time.

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

Windows & other exterior products.    The windows & other exterior products category includes exterior door units, as well as exterior products such as roofing and siding. Selecting, designing and managing the procurement of the proper window package for performance and architectural reasons is a key service provided by our employees. Additionally, our pre-hung exterior doors consist of a door slab with hinges and door jambs attached in a factory setting, thereby reducing on-site installation time.

Other building products & services.    Other building products & services consist of various products, including hardware, wood boards and insulation. This category also includes design assistance and professional installation services of products spanning most of our product categories. Through our installation services program, we offer scheduling, supplier and subcontractor management, and other services to many of our customers.

We also provide professional estimating, product advisory and product display services that assist homebuilders and their clients in selecting the appropriate mix of products to meet their needs.
Manufacturing

Our manufacturing facilities and related design capabilities are utilized to improve quality, cost and service to our homebuilder and repair and remodeling customers. We utilize specialized assembly and manufacturing technology and various design software packages in our manufacturing and assembly activities. We manufacture and assemble products within three of our product categories: structural components, millwork & other interior products, and windows & other exterior products.
Sales and Marketing

We seek to attract and retain customers through customer service, product quality, a range of product and service offerings and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. We strive to add value for homebuilders through solution-based selling, improved product selection and procurement processes, lower material costs and general project coordination and support.

Our experienced sales and service professionals are at the core of our customer growth and expansion efforts. We deploy salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, contractor, local purchasing agent or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder or contractor, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder or contractor in areas such as opportunities for cost optimization, increased building or project efficiencies, and regional product preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and inventory management system enable us to provide “just-in-time” product delivery. Throughout the construction process, our employees make frequent site visits to ensure timely delivery and installation and to provide general service support. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At January 31, 2015, we employed approximately 462 sales professionals.
Materials and Supplier Relationships

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, EWP, windows, doors and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as American International Forest Products, LLC, BlueLinx Holdings Inc., Boise Cascade Company and Weyerhaeuser Company and building products manufacturers such as James Hardie, JELD-WEN, inc., Metrie, Inc., MI Windows and Doors, Inc. and Norbord, Inc. We believe there is sufficient supply in the marketplace to source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. We also work with our suppliers to ensure that we have sufficient adaptability and flexibility to service our customers' needs as they evolve and as their markets grow. For certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 1,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchases from any single supplier represented more than 10% of our total materials purchases in 2014, we believe we are one of the largest customers for many of our suppliers, and therefore have significant purchasing leverage.

We seek to maintain strong relationships with our suppliers and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs.
Competition

We compete in the professional building contractor segment of the U.S. residential new construction building products supply market (the “Pro Segment”). Our customers primarily consist of professional homebuilders and those that provide construction services to them. We focus on a distinctly different target market than home center retailers such as The Home Depot and Lowe’s, which currently primarily serve do-it-yourself and remodeling customers. The principal methods of competition in the Pro Segment are developing long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, as well as offering value-added products and services such as structural components and installation. Our market positions in the highly competitive Pro Segment create economies of scale that allow us to supply our customers cost-effectively, which both enhances profitability and reduces the risk of losing customers to competitors.

We have and will continue to experience competition for homebuilder business. Many of our competitors are predominantly small, privately owned companies, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated IT systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge, integrated supply chain and competitive pricing. Our largest competitors in our local markets often include one or more of 84 Lumber Co., Builders FirstSource, Inc., Building Materials Holding Corporation and Pro-Build Holdings, Inc. Some of our competitors are larger than we are and may have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement.
Employees

At January 31, 2015, we had approximately 3,104 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees.

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

In May 2009, Gores Building Holdings, LLC ("Gores Holdings"), an affiliate of The Gores Group, LLC ("Gores"), acquired 51% of the voting interests of our subsidiary, Stock Building Supply Holdings, LLC, through a newly formed subsidiary, Saturn Acquisition Holdings, LLC, from an affiliate of Wolseley plc ("Wolseley"). Immediately after the acquisition, we entered into a prepackaged reorganization plan pursuant to Chapter 11 of the Bankruptcy Code. The prepackaged reorganization was pursuant to a pre-arranged plan with the Company’s creditors, which took effect upon filing and enabled us to terminate certain real property leases in undesirable locations in exchange for payment of a statutory amount of damages. The reorganization, which was undertaken in less than two months, did not include a compromise of any claims of any suppliers, creditors or employees. In November 2011, Gores Holdings purchased the remaining minority interest in us from Wolseley. On May 2, 2013, Saturn Acquisition Holdings, LLC converted to a Delaware corporation and changed its name to Stock Building Supply Holdings, Inc. On August 14, 2013, we completed our initial public offering ("IPO") and the Company's common stock is now listed on The NASDAQ Stock Market under the ticker symbol "STCK". Stock Building Supply Holdings, Inc. is a holding company that derives all of its operating income from its subsidiaries.
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
Regulation and Legislation

We are subject to various federal, state and local government regulations applicable to the business generally in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning, business, environmental, contractor licensing and fire codes. We strive to operate each of our distribution, manufacturing, retail and service facilities in accordance with applicable laws, codes and regulations.

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

To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our financial condition or operating results. However, there can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations. We did not incur material capital expenditures for environmental controls in fiscal year 2014 and do not anticipate material capital expenditures in this regard in fiscal year 2015.
Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are, or will be, available through the investor relations section of our website under the links to “SEC Filings.” Our Internet address is www.stocksupply.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our directors and certain senior officers are required to file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.

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

The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012. The U.S. Census Bureau reported approximately 647,000 single-family housing starts for 2014, which is an increase of approximately 5% from 2013, but still well below historical averages over the past 50 years. There is significant uncertainty regarding the timing and extent of any recovery in construction and repair and remodeling activity and resulting product demand levels. The positive impact of a recovery on our business may also be dampened to the extent the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our products and services.

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

Periods of generally increasing prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. While we experienced increasing prices from 2011 to 2013 as the homebuilding market recovered, for the year ended December 31, 2014, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were 0% and 10% lower, respectively, than the prior year. Our lumber & lumber sheet goods product category represented approximately 35% of net sales in 2014. If lumber or structural panel prices were to decline significantly from current levels, our sales and profits would be negatively affected.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, products and services as well as services provided for us through third parties.

We are from time to time involved in product liability, warranty, casualty, construction defect, contract, tort, employment and other claims relating to our business, the products we manufacture, distribute or install, and services we provide, either directly or through third parties, that, if adversely determined, could adversely affect our financial condition, operating results and cash flows if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with many of the products we sell, distribute or install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, warranty, casualty, construction defect, contract, tort, employment and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our Company. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results and cash flows.

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

We may be unable to maintain profitability or positive cash flows from operations.

We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal year ended 2014 we had net income of $10.4 million and cash provided by operations of $16.9 million. For the fiscal year ended 2013 we had a net loss of $4.6 million and used cash from operations of $40.3 million. There can be no assurance that we will achieve our enhanced profitability goals or continue to generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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

Homebuilding activities in the Texas, North Carolina, California, Georgia and Utah markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the Texas, North Carolina, California, Georgia and Utah markets, which represented approximately 33%, 15%, 11%, 10% and 10%, respectively, of our 2014 total net sales. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions can depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of cutbacks in federal spending and employment. In addition, the recent significant decline in oil prices may negatively impact home construction and remodeling activity in Texas or other markets with significant employment in the energy sector, which could negatively impact our operating results in those markets in the future. If homebuilding activity declines in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and therefore may negatively impact our operating results.

Residential renovation and improvement activity levels may not return to historic levels, which may negatively impact our business, liquidity and results of operations.

Our business relies on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our sales related to home improvement, the recent economic decline adversely affected our home improvement business as well. According to the U.S. Census Bureau, 2014 residential improvement project spending in the United States remained approximately 20% below its peak in 2006. High unemployment levels, high mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and significantly lower housing turnover, may limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects.

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

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel, while at the same time controlling our labor costs. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel, including sales force employees with key customer relationships, may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. Our senior management team has approximately 150 years of combined experience in manufacturing, distribution, retail and homebuilding, and has been integral to our successful acquisition and integration of businesses to gain scale in our current markets. The loss of any member of our senior management team or other experienced, senior employees or sales force employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

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

Most of our facilities are located in leased premises. Many of our current leases are non-cancellable and typically have initial terms ranging from five to ten years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancellable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our financial condition, operating results and cash flows.

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

We may be unable to effectively manage our inventory and working capital as our sales volume increases or material prices fluctuate, which could have a material adverse effect on our business, financial condition and operating results.

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

The majority of our net sales volume in fiscal 2014 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

We may be unable to successfully implement our growth strategy, which includes pursuing strategic acquisitions and opening new facilities.

Our long-term business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the housing downturn, our liquidity position or the requirements of our Secured Credit Agreement (the "Credit Agreement") could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results and cash flows.

In addition, we may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the DOT, work safety regulations promulgated by OSHA, employment regulations promulgated by the United States Equal Employment Opportunity Commission, regulations of the United States Department of Labor, federal and state environmental regulations, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and/or substantial penalties that could adversely affect our financial condition, operating results and cash flows.

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

Our ten largest customers generated approximately 20.8% and 20.7% of our net sales for the years ended December 31, 2014 and 2013, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

On June 30, 2009, we entered into the Credit Agreement with Wells Fargo Capital Finance, which includes a revolving line of credit (the "Revolver"). The Credit Agreement has subsequently been amended twelve times. The Revolver has a maximum availability of $200 million, subject to an asset borrowing formula based on eligible accounts receivable, credit card receivables, inventory and fixed assets.

We are substantially reliant on liquidity provided by our Credit Agreement and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the housing market improves and we execute our strategic growth plan. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

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

The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if the sum of availability under the Revolver plus Qualified Cash (which includes cash and cash equivalents in deposit accounts or securities accounts or any combination thereof that are subject to a control agreement) falls below $20 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $20 million for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the covenant to become applicable during the year ending December 31, 2015. If the covenant was to become applicable and we were unable to satisfy it, we would evaluate our liquidity options including amending the Credit Agreement, seeking alternative financing arrangements of debt and/or equity and/or selling assets. No assurances can be given that such alternative financing would be available, or if available, under terms similar to our existing Credit Agreement or that we would be able to sell assets on a timely basis.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including but not limited to:

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

As a public company, our legal, accounting and other expenses associated with compliance-related and other activities have increased. For example, in connection with our IPO, and thereafter in order to comply with the corporate governance requirements of the NASDAQ, we created new board of directors ("Board") committees and appointed multiple independent directors. Costs to obtain director and officer liability insurance have contributed to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

We are currently in a phase-in period for complying with certain corporate governance requirements after ceasing to be a “controlled company” within the meaning of the NASDAQ rules and, as a result, you will not have the protections afforded by these corporate governance requirements until the applicable phase-in period expires.

Gores Holdings, an affiliate of Gores, held a majority of our common stock until March 18, 2014. As a result, we were considered a “controlled company” for the purposes of the listing requirements of the NASDAQ until that date. Under these rules, we were not required to comply with certain corporate governance requirements of the NASDAQ, including the requirements that a majority of the members of our Board meet the standard of independence established by those corporate governance requirements and that our Compensation Committee and our Corporate Governance and Nominating Committee be comprised solely of independent directors. The independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. We ceased to be a controlled company as of March 18, 2014 and will be required to comply with all of the NASDAQ’s corporate governance requirements on or before March 18, 2015. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ’s corporate governance requirements until that date.

Gores Holdings continues to have significant influence over us, including over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions.

Gores Holdings and its affiliates beneficially owned approximately 37.9% of our outstanding common stock as of February 22, 2015. In addition, Gores Holdings has a contractual right to designate a number of directors proportionate to its stock ownership. As a result of its ownership and contractual rights, Gores Holdings (and indirectly, Gores, given its control of Gores Holdings), has the ability to strongly influence the outcome of matters submitted to a vote of stockholders and, through our Board, the ability to influence decision-making with respect to our business direction and policies.

Matters over which Gores Holdings (and indirectly, Gores, given its control of Gores Holdings) can exercise influence include:

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

Messrs. Freedman, Eisner, Page and Yager, who are officers or employees of Gores or its affiliates, serve on our Board. Gores controls Gores Holdings, our largest stockholder. Gores or its affiliates may hold equity interests in entities that directly or indirectly compete with us, and companies in which it or one of its affiliates is an investor or may invest in the future may begin competing with us or become customers of or vendors to the Company. As a result of these relationships, when conflicts between the interests of Gores, on the one hand, and of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our amended and restated certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board and a majority of our disinterested directors approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (iii) the transaction is otherwise fair to us. Our amended and restated certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Gores or any entity that controls, is controlled by or under common control with Gores or any investment funds managed by Gores will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of February 22, 2015, there were 26,176,056 shares of our common stock outstanding. Our affiliates own as many as 11,400,292 of these shares, with approximately 9,931,617 of these shares beneficially owned by affiliates of Gores. The substantial majority of the shares beneficially owned by our pre-IPO investors were registered for resale pursuant to a Registration Statement on Form S-3 filed with the SEC on September 2, 2014. Gores’ affiliates have the right to require us to register their remaining shares for resale, and certain of our other pre-IPO stockholders have the right to include their remaining shares in any such registration. Sales by such Gores’ affiliates or our other pre-IPO stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

We also have 875,163 registered shares of our common stock available for issuance under the 2013 Incentive Plan as of February 22, 2015, not including shares underlying outstanding stock options and restricted stock units (“RSUs”). In addition, as of February 22, 2015, there were issued and outstanding approximately (i) 83,940 shares of nonvested stock, (ii) 16,124 RSUs that convert into common stock upon vesting, and (iii) 811,834 options for the purchase of common stock under the 2013 Incentive Plan. Upon vesting, conversion or exercise as applicable, such registered shares can be freely sold in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Certain provisions of our organizational documents and other contractual provisions may make it difficult for stockholders to change the composition of our Board and may discourage hostile takeover attempts.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include, among other things, the following:

•	a classified Board with three-year staggered terms;

•	the ability of our Board to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our Board or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our Board to fill vacancies on our Board; and

•	super-majority voting requirements to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

In addition, we have entered into a Director Nomination Agreement with Gores Holdings that provides Gores Holdings the right to designate nominees for election to our Board for so long as Gores Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding.

We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we are not subject to any anti-takeover effects of Section 203. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Gores Holdings, its affiliates (including any investment funds managed by Gores) and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the “interested stockholder” definition in our amended and restated certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

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

Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

As a relatively new public company we may lose research coverage by securities and industry analysts. If we lose securities or industry analyst coverage of our Company, the trading price for our stock may be negatively impacted. If we maintain or obtain new or additional securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing operations across 68 facilities in 14 states throughout the eastern, southern and western United States. These branches are supported from our headquarters in Raleigh, North Carolina. Many of our operations are co-located within a single facility: we have 48 distribution and retail operations, 20 millwork fabrication operations, 15 structural component fabrication operations, and 15 flooring distribution operations. Our distribution and manufacturing facilities and their related uses as of January 31, 2015, are summarized in the table below:

			Facility Use
State	Total # of Properties	Approximate Aggregate Square Footage of Buildings (millions)	Distribution & Retail Operations	Millwork Fabrication	Structural Components Fabrication	Flooring Operations
Arkansas	1	0.27	1	1		1
California	13	0.34	11	2	1
Florida	1	0.01				1
Georgia	4	0.30	3	2	2
Idaho	1	0.04	1
Maryland	2	0.01				2
New Mexico	2	0.10	1	1	1
North Carolina	12	1.21	6	1	3	5
Pennsylvania	1	0.17	1		1	1
South Carolina	8	0.30	4	1	1	3
Texas	9	1.30	9	4	3
Utah	7	0.36	6	4	2
Virginia	6	0.33	4	3	1	2
Washington	1	0.05	1	1
Raleigh, NC Corporate Office	1	0.05
Total	69	4.84	48	20	15	15

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

Our fabrication operations produce roof and floor trusses, wall panels, pre-cut engineered wood, stairs, windows, pre-hung interior and exterior doors and custom millwork. In most cases, they are located on the same premises as our distribution and retail facilities, which facilitates the efficient distribution of product to customers. Millwork fabrication operations typically vary in size from 5,000 to 50,000 square feet of warehouse space to accommodate fabrication lines and the storage of base components and finished goods. Structural component fabrication operations vary in size from 20,000 to 50,000 square feet with five to 25 acres of outside storage for lumber and for finished goods.

As of January 31, 2015, we lease 56 facilities, including our corporate office, and own 13 facilities. Our leases typically have an initial operating lease term of five to 10 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and maintenance expenses associated with the properties.

As of January 31, 2015, we operate a fleet of approximately 637 trucks to deliver products from our distribution and manufacturing centers to job sites.

Item 3.    Legal Proceedings
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance in such amounts in excess of our self-insurance or deductibles as we believe to be reasonable under the circumstances although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “STCK”. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2014
First quarter	$23.33	$16.56
Second quarter	$20.83	$16.26
Third quarter	$20.98	$14.50
Fourth quarter	$16.90	$13.40
2013
Third quarter (from August 9, 2013)	$15.50	$12.74
Fourth quarter	$19.02	$12.45
Holders of Record

As of February 22, 2015, there were approximately 15 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Stock Performance Graph

The following graph shows a comparison from August 9, 2013 (the date trading commenced on our common stock on the NASDAQ) through December 31, 2014 of the cumulative return for our common stock, the Russell 2000 Index and the S&P 600 Building Products Index (ticker symbol "^SP600-201020"). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

$160
$140
$120
$100
$80
$60
$40
$20
$0
8/9/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
Stock Building Supply Holdings, Inc.
Russell 2000
S&P 600 Building Products Index

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 were derived from our consolidated financial statements, which are not included herein.

The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this Annual Report on Form 10-K:

	Year Ended December 31,
(in thousands, expect per share data)	2014	2013	2012	2011	2010
Statement of operations data:
Net sales	$1,295,716	$1,197,037	$942,398	$759,982	$751,706
Gross profit	307,654	274,403	214,728	168,965	164,014
Selling, general and administrative expenses	279,717	254,935	221,192	213,036	246,338
Income (loss) from continuing operations	10,087	(5,036)	(14,582)	(41,931)	(65,780)
Income (loss) from continuing operations per share - diluted	$0.39	$(0.38)	$(1.83)	$(2.07)	$(3.01)

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$16,941	$(40,264)	$(12,243)	$(7,001)	$(57,999)
Investing activities	(39,641)	(1,863)	(4,861)	7,322	8,093
Financing activities	27,368	40,574	14,838	138	(20,415)

Other financial data:
Depreciation and amortization	$13,343	$12,060	$11,718	$16,188	$36,149
Capital expenditures	43,306	7,448	2,741	1,339	2,506
Adjusted EBITDA (1)	36,889	27,803	1,993	(30,799)	(57,987)

Balance sheet data (at period end):
Cash and cash equivalents	$5,806	$1,138	$2,691	$4,957	$4,498
Total current assets	248,232	227,134	194,345	155,455	188,227
Property and equipment, net of accumulated depreciation	90,611	56,039	55,076	57,759	72,821
Total assets	371,218	318,540	286,012	254,641	294,970
Total debt (including current portion)	97,775	66,323	79,182	35,915	15,174
Redeemable preferred stock	—	—	41,477	54,997	50,809
Total stockholders' equity	140,871	127,681	34,164	51,426	122,229

(1)
Adjusted EBITDA is defined as income (loss) from continuing operations plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of assets held for sale, public offering transaction-related costs, restructuring expense, bargain purchase gain, management fees, non-cash stock compensation expense, acquisition costs, severance and other items related to store closures and business optimization, other expense related to reduction of a tax indemnification asset and other items. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). We believe that Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses Adjusted EBITDA to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. Adjusted EBITDA is used in monthly financial reports prepared for management and our board of directors. We believe that the use of Adjusted EBITDA provides additional tools for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other distribution and retail companies, which may present similar non-GAAP financial measures to investors. However, our calculation of Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies. Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. Some of these limitations are: (i) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (ii) Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt; (iii) Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes; (iv) Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditure or contractual commitments; (v) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements and (vi) Adjusted EBITDA does not consider the potentially dilutive impact of issuing non-cash stock-based compensation. In order to compensate for these limitations, management presents Adjusted EBITDA in conjunction with GAAP results. You should review the reconciliation of income (loss) from continuing operations to Adjusted EBITDA below, and should not rely on any single financial measure to evaluate our business.

The following is a reconciliation of income (loss) from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Income (loss) from continuing operations	$10,087	$(5,036)	$(14,582)	$(41,931)	$(65,780)
Interest expense	2,684	3,793	4,037	2,842	1,575
Income tax expense (benefit)	6,340	2,874	(8,084)	(22,332)	(47,463)
Depreciation and amortization	13,343	12,060	11,718	16,188	36,149
Impairment of assets held for sale	48	432	361	580	2,944
Public offering transaction-related costs	508	10,008	—	—	—
Restructuring expense	73	141	2,853	1,349	7,089
Bargain purchase gain (a)	—	—	—	—	(11,223)
Management fees (b)	182	1,307	1,379	2,406	2,597
Non-cash stock compensation expense	2,669	1,049	1,305	384	288
Acquisition costs (c)	176	257	284	1,017	4,086
Severance and other items related to store closures and business optimization (d)	779	1,113	2,375	6,761	12,642
Reduction of tax indemnification asset (e)	—	—	347	1,937	3,056
Other items (f)	—	(195)	—	—	(3,947)
Adjusted EBITDA	$36,889	$27,803	$1,993	$(30,799)	$(57,987)

(a)	Represents the excess of the net assets acquired over the purchase price of certain assets and liabilities of National Home Centers, Inc. ("NHC") in April 2010.
(b)
Represents the expense for management services provided by Gores and by Wolseley through August 2013 and November 2011, respectively, and professional services provided by an affiliate of Gores through 2014.

(c)
Represents (i) $0.2 million for the year ended December 31, 2014 related to the evaluation of acquisition candidates, (ii) $0.3 million for each of the years ended December 31, 2013 and 2012 related to the acquisitions of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) and Total Building Services Group, LLC ("TBSG"), (iii) $0.8 million and $0.2 million for the year ended December 31, 2011 related to an abandoned acquisition and the acquisition of Bison Building Materials, LLC ("Bison"), respectively, and (iv) $2.1 million and $2.0 million for the year ended December 31, 2010 related to the acquisition of NHC and Bison, respectively.

(d)
Represents (i) $0.6 million, $0.2 million, $0.5 million, $2.0 million and $1.6 million of severance expense for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, (ii) $0.7 million, $0.9 million, $1.8 million, $3.9 million and $7.7 million related to closed locations, consisting of pre-tax losses incurred during closure and post-closure activities, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, (iii) a $0.5 million gain on the sale of land and buildings for the year ended December 31, 2014, (iv) a $1.4 million loss on the sale of land and buildings for the year ended December 31, 2010 and (iv) $0.9 million and $1.9 million of business organization expenses, primarily consulting fees related to cost saving initiatives for the years ended December 31, 2011 and 2010, respectively.

(e)
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

(f)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the related notes to those statements included in Item 8. “Financial Statements and Supplementary Data.” The following discussion and analysis covers periods prior to our IPO and related transactions. As a result, the discussion and analysis of historical periods does not reflect the impact that the offering, our conversion to a corporation and other related transactions have had on us. The following discussion contains, in addition to historical information, forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the heading Item IA. “Risk Factors” and elsewhere in this report.
Overview

We are a diversified lumber and building materials distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations throughout the United States. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as EWP, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer a broad range of products sourced through a strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home. By enabling our customers to source a significant portion of their materials and services from one supplier, we have positioned ourselves as the supply partner of choice for many of our customers.

We have operations in 14 states, which states accounted for approximately 58% of 2013 U.S. single-family housing permits according to the U.S. Census Bureau. In these 14 states, we operate in 21 metropolitan areas.
Primarily as a result of the improving conditions in the residential construction market, our net sales for the year ended December 31, 2014 increased 8.2%. We estimate sales increased 9.6% due to volume, including acquisitions, and decreased 1.4% due to commodity price deflation. Our gross margin was 23.7% for the year ended December 31, 2014 compared to 22.9% for the prior year period. We recorded income from operations of $18.3 million during the year ended December 31, 2014, compared with $0.8 million during the year ended December 31, 2013. The income from operations for the years ended December 31, 2014 and 2013 included $0.5 million and $10.0 million of public offering transaction-related costs, respectively. See further discussion in “-Operating Results” below.

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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. According to the U.S. Census Bureau, single-family housing starts in 2014, 2013 and 2012 were 0.65 million, 0.62 million and 0.54 million respectively, which was significantly less than the 50-year average rate of approximately 1.0 million. Single-family houses under construction as of December 31, 2014, 2013 and 2012 were 0.36 million, 0.34 million and 0.28 million, respectively. There remains uncertainty regarding the timing and extent of any recovery in construction and repair and remodeling activity and resulting product demand levels. Many industry forecasters expect to see continued improvement in housing demand over the next few years. For example, as of December 2014, McGraw-Hill Construction forecasts that U.S. single-family housing starts will increase to 0.7 million by 2015. We believe there are several trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. We believe that these trends are supported by positive economic and demographic indicators that are beginning to take hold in many of the markets in which we operate. These indicators, which we believe are typically indicative of housing market strength, include declining unemployment rates, rising home values, increasing household formations and a favorable consumer interest rate environment supporting affordability and home ownership.
Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. We believe continued employment growth, prospective home buyers’ access to financing and improved consumer confidence will be necessary to increase household formation rates. We believe improved household formation rates in turn will increase demand for housing and stimulate new construction.
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

	Year Ended December 31,
	2014 Versus 2013	2014 Average Price	2013 Versus 2012	2013 Average Price	2012 Versus 2011	2012 Average Price
Change in framing lumber prices	—%	$383	19%	$384	18%	$322
Change in structural panel prices	(10)%	$385	11%	$426	32%	$384
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
Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. We estimate our sales to production homebuilders, which include many of the country’s largest 100 homebuilders, increased approximately 5% on a year-over-year basis during the year ended December 31, 2014, compared to an increase in actual U.S. single-family housing starts of approximately 5% during the same period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.

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

	2014			2013			2012
(in thousands)	Net Sales	% of Sales	% Change vs. 2013	Net Sales	% of Sales	% Change vs. 2012	Net Sales	% of Sales
Single-family home builders	$952,168	73.5%	7.0%	$889,925	74.3%	30.9%	$679,800	72.1%
Remodeling contractors	217,768	16.8%	8.3%	201,112	16.8%	18.7%	169,411	18.0%
Other (including multi-family & light commercial)	125,780	9.7%	18.7%	106,000	8.9%	13.7%	93,187	9.9%
Total net sales	$1,295,716	100.0%	8.2%	$1,197,037	100.0%	27.0%	$942,398	100.0%
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
Freight costs and fuel charges
A portion of our shipping and handling costs is comprised of diesel or other fuels purchased for our delivery fleet. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $3.83, $3.92 and $3.97 for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, we incurred costs of approximately $10.7 million within selling, general and administrative expenses for diesel and other fuels. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.

Operating Results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Year Ended December 31,
(in thousands)	2014		2013		2012
Net sales	$1,295,716	100.0%	$1,197,037	100.0%	$942,398	100.0%
Cost of goods sold	988,062	76.3%	922,634	77.1%	727,670	77.2%
Gross profit	307,654	23.7%	274,403	22.9%	214,728	22.8%
Operating expenses:
Selling, general and administrative expenses	279,717	21.6%	254,935	21.3%	221,192	23.5%
Depreciation expense	6,731	0.5%	5,890	0.5%	7,759	0.8%
Amortization expense	2,253	0.2%	2,236	0.2%	1,470	0.2%
Impairment of assets held for sale	48	0.0%	432	0.0%	361	0.0%
Public offering transaction-related costs	508	0.0%	10,008	0.8%	—	0.0%
Restructuring expense	73	0.0%	141	0.0%	2,853	0.3%
Income (loss) from operations	18,324	1.4%	761	0.1%	(18,907)	(2.0)%
Other income (expenses)
Interest expense	(2,684)	(0.2)%	(3,793)	(0.3)%	(4,037)	(0.4)%
Other income (expense), net	787	0.1%	870	0.1%	278	0.0%
Income (loss) from continuing operations before income taxes	16,427	1.3%	(2,162)	(0.2)%	(22,666)	(2.4)%
Income tax expense (benefit)	6,340	0.5%	2,874	0.2%	(8,084)	(0.9)%
Income (loss) from continuing operations	10,087	0.8%	(5,036)	(0.4)%	(14,582)	(1.5)%
Income from discontinued operations, net of income tax expense of $201, $243 and $52, respectively	332	0.0%	401	0.0%	49	0.0%
Net income (loss)	$10,419	0.8%	$(4,635)	(0.4)%	$(14,533)	(1.5)%
2014 compared to 2013
Net sales
For the year ended December 31, 2014, net sales increased $98.7 million, or 8.2%, to $1,295.7 million from $1,197.0 million during the year ended December 31, 2013. The increase in net sales was driven primarily by increased volume of approximately 9.6%, while the impact of commodity price deflation decreased net sales by approximately 1.4%. We estimate approximately 74% of our net sales for the year ended December 31, 2014 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 4.8% for the year ended December 31, 2014 as compared to the same period in the prior year, while single-family houses under construction as of December 31, 2014 increased 7.4% as compared to December 31, 2013. Increases in net sales from Texas, North Carolina and California represented approximately 82% of the total net sales increase for 2014 compared to 2013.

The following table shows net sales classified by major product category:

	2014		2013
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$175,051	13.5%	$157,975	13.2%	10.8%
Millwork & other interior products	241,283	18.6%	219,191	18.3%	10.1%
Lumber & lumber sheet goods	447,565	34.6%	428,384	35.8%	4.5%
Windows & other exterior products	271,300	20.9%	249,711	20.9%	8.6%
Other building products & services	160,517	12.4%	141,776	11.8%	13.2%
Total net sales	$1,295,716	100.0%	$1,197,037	100.0%	8.2%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 4.0% lower during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Cost of goods sold
For the year ended December 31, 2014, cost of goods sold increased $65.5 million, or 7.1%, to $988.1 million from $922.6 million during the year ended December 31, 2013. We estimate our cost of sales increased approximately 8.8% as a result of increased sales volumes, while commodity cost deflation resulted in a 1.7% decrease in cost of goods sold.
Gross profit
For the year ended December 31, 2014, gross profit increased $33.3 million, or 12.1%, to $307.7 million from $274.4 million for the year ended December 31, 2013, driven primarily by increased sales volumes. Our gross margin was 23.7% for the year ended December 31, 2014 and 22.9% for the year ended December 31, 2013. This increase was primarily driven by improved gross margins on sales of structural components and lumber & lumber sheet goods, a higher percentage of total net sales being derived from non-commodity product offerings and increases in supplier consideration due to higher purchase volumes.
Operating expenses
For the year ended December 31, 2014, selling, general and administrative expenses increased $24.8 million, or 9.7%, to $279.7 million, or 21.6% of net sales, from $254.9 million, or 21.3% of net sales, for the year ended December 31, 2013. Variable costs to serve higher sales volumes, such as shipping and handling costs, increased by $9.5 million in the aggregate for the year ended December 31, 2014 as compared to the year ended December 31, 2013. For the year ended December 31, 2014, we estimate that general and administrative expenses increased by $1.9 million as a result of our transition to a public company. For the year ended December 31, 2014, other salary, wage, benefit and employer taxation costs increased $11.5 million compared to the year ended December 31, 2013, primarily as a result of headcount additions to serve higher sales volumes and generate future growth opportunities, increased associate health care costs and non-cash compensation expense.
For the year ended December 31, 2014, depreciation expense increased $0.8 million, or 14.3%, to $6.7 million from $5.9 million during the year ended December 31, 2013, primarily as a result of capital expenditures on delivery fleet and material handling equipment.
For the year ended December 31, 2014, the Company incurred $0.5 million of public offering transaction-related costs in connection with a secondary offering in which shares were sold by certain stockholders. The Company did not receive any proceeds from the offering. For the year ended December 31, 2013, the Company incurred $10.0 million of non-capitalizable costs associated with our IPO, which included the $9.0 million Gores Termination Fee.
Interest expense
For the year ended December 31, 2014, interest expense was $2.7 million compared to $3.8 million for the year ended December 31, 2013. This decrease relates primarily to a decrease in average Revolver borrowings and lower average borrowing rates in 2014.

Income tax from continuing operations
For the year ended December 31, 2014, income tax expense from continuing operations was $6.3 million compared to $2.9 million for the year ended December 31, 2013. The effective tax rate from continuing operations for the year ended December 31, 2014 was 38.6% compared to (132.9)% for the year ended December 31, 2013. The change in the tax rate from continuing operations is primarily due to the unrecognized tax benefit of $3.1 million related to the Gores Termination Fee for the year ended December 31, 2013.

2013 compared to 2012
Net sales
For the year ended December 31, 2013, net sales increased $254.6 million, or 27.0%, to $1,197.0 million from $942.4 million during the year ended December 31, 2012. We estimate our sales volume increased approximately 19.6% while commodity price inflation resulted in an additional 7.4% increase in net sales. The increase in sales volume was driven primarily by increased single-family housing starts (as described below), $28.3 million in net sales from the acquisitions of TBSG and Chesapeake and increases in demand from higher repair and remodeling activity. According to the U.S. Census Bureau, single-family housing starts, which were the primary driver for approximately 74% of our sales for the year ended December 31, 2013, increased approximately 15.5% for the year ended December 31, 2013 as compared to the same period in the prior year, while single-family houses under construction as of December 31, 2013 increased 19.4% as compared to December 31, 2012. Increases in net sales from Texas, North Carolina, Utah, California and Georgia represented approximately 77% of the total net sales increase for 2013 compared to 2012.

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

Gross profit
For the year ended December 31, 2013, gross profit increased $59.7 million, or 27.8%, to $274.4 million from $214.7 million for the year ended December 31, 2012, driven primarily by increased sales volumes. Our gross margin was 22.9% for the year ended December 31, 2013 and 22.8% for the year ended December 31, 2012.

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
For the year ended December 31, 2013, the Company incurred $10.0 million of non-capitalizable costs associated with our IPO, which included the $9.0 million Gores Termination Fee.
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

Interest expense
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
Other income (expense), net
For the year ended December 31, 2013, other income (expense), net was $0.9 million compared to $0.3 million for the year ended December 31, 2012. This increase relates primarily to $0.3 million of expense associated with the write-off of a tax indemnification asset during the year ended December 31, 2012, while no such expense was incurred during the year ended December 31, 2013.
Income tax from continuing operations
For the year ended December 31, 2013, income tax expense from continuing operations increased $11.0 million, or 135.6%, to $2.9 million from an income tax benefit of $8.1 million for the year ended December 31, 2012. The effective tax rate from continuing operations for the year ended December 31, 2013 was (132.9)% compared to 35.7% for the year ended December 31, 2012. The change in the tax rate from continuing operations is primarily due to the unrecognized tax benefit of $3.1 million related to the Gores Termination Fee for the year ended December 31, 2013.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2014 and 2013, our capital resources have primarily consisted of cash and cash equivalents, borrowings under our Revolver and proceeds from our IPO.
The homebuilding industry, and therefore our business, experienced a significant downturn that started in 2006. However, activity improved as 2012, 2013 and 2014 saw the first meaningful increases in housing starts since the downturn began. Beyond 2014, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including, among others, national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory and interest rates. Due to the increases in adjusted working capital (as defined and described below) and the effects of the significant housing industry downturn, our operations incurred an operating loss for the year ended December 31, 2012 and used cash for operations for the years ended December 31, 2013 and 2012.
Our liquidity at December 31, 2014 was $78.4 million, which includes $5.8 million in cash and cash equivalents and $72.6 million of unused borrowing capacity under our Revolver.

We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $133.2 million, $122.6 million and $81.3 million as of December 31, 2014, 2013 and 2012, respectively, and net current assets (current assets less current liabilities) were $140.1 million, $124.2 million and $15.6 million as of December 31, 2014, 2013 and 2012, respectively, as summarized in the following table:

(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Accounts receivable, net	$114,448	$111,285	$90,297
Inventories, net	98,259	91,303	73,918
Other current assets	23,780	22,948	23,618
Income taxes receivable (payable)	4,863	(2,989)	(2,939)
Accounts payable, accrued expenses and other current liabilities	(108,176)	(99,945)	(103,589)
Total adjusted working capital*	133,174	122,602	81,305
Cash and cash equivalents	5,806	1,138	2,691
Restricted assets	1,076	460	3,821
Revolving line of credit	—	—	(72,218)
Total net current assets	$140,056	$124,200	$15,599
* Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s financial position and liquidity. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as current assets, as determined under GAAP, excluding cash and cash equivalents and restricted assets, minus current liabilities, as determined under GAAP, excluding the Revolver. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP or as an indication of our performance. Our calculation of adjusted working capital is not necessarily comparable to similarly titled measures reported by other companies.

Accounts receivable, net, increased $3.2 million from December 31, 2013 to December 31, 2014 and $21.0 million from December 31, 2012 to December 31, 2013 primarily as a result of year-over-year increases in net sales. Days sales outstanding at December 31, 2014, 2013 and 2012 (measured against net sales in the current fiscal quarter of each period) were approximately 32, 33 and 33 days, respectively.

Inventories, net, increased $7.0 million from December 31, 2013 to December 31, 2014 and $17.4 million from December 31, 2012 to December 31, 2013 due to increases in inventory purchases to support higher net sales. Inventory days on hand at December 31, 2014, 2013 and 2012 (measured against cost of goods sold in the current fiscal quarter of each period) were approximately 37, 36 and 35 days, respectively.

Other current assets increased $0.8 million from December 31, 2013 to December 31, 2014 due primarily to a $2.4 million increase in prepaid expenses and other current assets and a $0.7 million increase in current deferred tax assets, offset by a $2.4 million reduction in assets held for sale resulting from the sale of several properties during 2014. Other current assets decreased $0.7 million from December 31, 2012 to December 31, 2013.

Income taxes receivable (payable) increased $7.9 million from December 31, 2013 to December 31, 2014 due primarily to the recognition of a $2.9 million tax benefit related to the Gores Termination Fee and a federal tax law change during 2014 that created an income tax receivable position for the year ended December 31, 2014. The $2.9 million tax benefit related to the Gores Termination Fee was offset by a corresponding increase in a liability for uncertain tax positions within accrued expenses and other liabilities for the year ended December 31, 2014. Income taxes payable increased $0.1 million from December 31, 2012 to December 31, 2013 due to the Company's taxable income position for the year ended December 31, 2013.
Accounts payable, accrued expenses and other current liabilities increased $8.2 million from December 31, 2013 to December 31, 2014 and decreased $3.6 million from December 31, 2012 to December 31, 2013 primarily as a result of changes in the volume of inventory purchases leading up to each balance sheet date and timing of supplier and payroll disbursements. Furthermore, the amount recognized as of December 31, 2014 included a $2.9 million liability for uncertain tax positions which had been a component of income taxes receivable (payable) as of December 31, 2013.
Cash flows from operating activities
Net cash provided by (used in) operating activities was $16.9 million, $(40.3) million and $(12.2) million for the years ended December 31, 2014, 2013 and 2012, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income (loss)	$10,419	$(4,635)	$(14,533)
Non-cash expenses	17,097	14,996	16,790
(Gain) loss on sale of property, equipment and real estate	(1,314)	(60)	169
Change in deferred income taxes	2,635	(1,257)	(3,633)
Change in working capital and other	(11,896)	(49,308)	(11,036)
Net cash provided by (used in) operating activities	$16,941	$(40,264)	$(12,243)
Net cash provided by (used in) operating activities increased by $57.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the following:

•	Net income increased by $15.1 million as discussed in “Operating Results” above.

•	Non-cash expenses increased by $2.1 million primarily as a result of increases in stock based compensation expense and depreciation expense.

•
Gain on sale of property, equipment and real estate increased by $1.3 million primarily due to the sale of several properties and fully depreciated fleet assets during the year ended December 31, 2014.

•
Change in deferred income taxes increased by $3.9 million due to increases in the timing differences between our income before income taxes under GAAP and our taxable income. The increases in timing differences primarily resulted from a larger increase in tax depreciation versus GAAP depreciation expense from 2013 to 2014.

•
Cash outflows from working capital and other decreased by $37.4 million due primarily to smaller increases in accounts receivable, net and inventories, net during 2014 as compared to 2013. The smaller increases in these balances is due primarily to a smaller year over year increase in net sales for 2014 as compared to 2013.

Net cash used in operating activities increased by $28.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the following:

•	Net loss declined by $9.9 million as discussed in “Operating Results” above.

•	Non-cash expenses declined by $1.8 million primarily as a result of a decrease in bad debt expense, which was a result of improving collection trends on accounts receivable.

•
Change in deferred income taxes declined by $2.4 million due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger decrease in tax depreciation versus GAAP depreciation expense from 2012 to 2013.

•
Cash outflows from working capital and other increased by $38.3 million due primarily to larger increases in accounts receivable, net and inventories, net during 2013 as compared to 2012. The larger increases in these balances is due primarily to a higher year over year increase in net sales for 2013 as compared to 2012.

Cash flows from investing activities
Net cash used in investing activities was $39.6 million, $1.9 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Purchases of property, equipment and real estate	$(43,306)	$(7,448)	$(2,741)
Proceeds from sale of property, equipment and real estate	3,783	3,754	1,393
Change in restricted assets	(118)	4,204	3,069
Purchases of businesses	—	(2,373)	(6,582)
Net cash used in investing activities	$(39,641)	$(1,863)	$(4,861)
Cash used for the purchase of property, equipment and real estate for the years ended December 31, 2014, 2013 and 2012 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations. Furthermore, during the year ended December 31, 2014 the Company purchased a facility for $14.8 million that it had previously leased. In February 2015, the Company completed a sale-leaseback transaction under which it sold this facility to an unrelated third party for net proceeds of $15.3 million and entered into a lease agreement with an initial term of 15 years.
Cash provided by the sale of property, equipment and real estate resulted primarily from the sale of several properties during the years ended December 31, 2014 and 2013 and the sale of excess or underutilized assets arising from our restructuring and business optimization activities during the year ended December 31, 2012.
Cash provided by restricted assets during the years ended December 31, 2013 and 2012 resulted primarily from the release of escrow funds and excess deposits used to pre-fund expected losses for self-insured casualty and health claims incurred by the Company.
Cash used for the purchase of businesses resulted from the acquisition of Chesapeake during the year ended December 31, 2013 and TBSG during the year ended December 31, 2012. See Note 4 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.
Cash flows from financing activities
Net cash provided by financing activities was $27.4 million, $40.6 million and $14.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Proceeds from Revolver, net of repayments	$31,042	$(13,146)	$38,368
Proceeds from issuance of common stock, net of offering costs	—	55,225	—
Dividends paid and redemption of Class B Senior Preferred stock	—	—	(23,000)
Payments on capital leases	(1,696)	(1,610)	(1,311)
Other financing activities, net	(1,978)	105	781
Net cash provided by financing activities	$27,368	$40,574	$14,838
Proceeds from the Revolver were primarily used to fund purchases of property and equipment for the year ended December 31, 2014. Proceeds from the Revolver were primarily used to fund cash used by operating activities and other uses of cash from financing activities for the years ended December 31, 2013 and 2012.
During the year ended December 31, 2013, we completed our IPO and received net proceeds of $55.2 million after deducting underwriting discounts of $4.3 million and other expenses directly associated with the IPO of $2.2 million. Of this amount, $46.2 million was used to pay down outstanding balances under the Revolver and $9.0 million was used to pay the Gores Termination Fee.

In 2012, the Company paid accrued dividends of $10.6 million and redeemed 12,372 shares of Class B Senior Preferred stock for $12.4 million.

Payments on capital leases increased $0.3 million from December 31, 2012 to December 31, 2013 primarily due to a property lease incurred as part of the TBSG acquisition in December 2012.

Other financing activities, net, consists primarily of secured borrowings, repayments of promissory notes from certain related parties (see Note 14 to our audited financial statements included elsewhere in this Annual Report on Form 10-K) and payment of debt issuance costs.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2015 capital expenditures to be approximately $25 to $35 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations.

Revolving credit facility

On June 30, 2009, we entered into the Credit Agreement with Wells Fargo Capital Finance, which includes the Revolver. The Credit Agreement has subsequently been amended twelve times. We were in compliance with all debt covenants for the year ended December 31, 2014.

The Revolver has a maximum availability of $200 million, subject to an asset borrowing formula based on eligible accounts receivable, credit card receivables, inventory and fixed assets.

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate) plus a Base Rate Margin (which ranges from 0.50% to 1.00% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.50% to 2.00% based on Revolver availability).
The Credit Agreement provides that we can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement also includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00, as defined in the Credit Agreement. However, the financial covenant is only applicable if the sum of availability under the Revolver plus Qualified Cash falls below $20 million at any time, and remains in effect until the sum of availability under the Revolver plus Qualified Cash exceeds $20 million for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2015.
We had outstanding borrowings of $90.1 million with net availability of $72.6 million as of December 31, 2014. The interest rate on outstanding LIBOR Rate borrowings of $84.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $6.1 million was 3.8% as of December 31, 2014. We had $8.2 million in letters of credit outstanding under the Credit Agreement as of December 31, 2014. The Revolver is collateralized by substantially all of our assets.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2014. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business and commitments that are cancellable on 30 days' notice are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the consolidated balance sheets as accounts payable and accrued liabilities.

	Payments Due by Period
(in millions)	Total	2015	2016-2017	2018-2019	Thereafter
Revolver obligations (1)	$90.3	$0.2	$90.1	$—	$—
Capital lease obligations (2)	9.3	2.1	3.0	1.6	2.6
Operating lease obligations (3)	79.2	17.6	26.4	17.0	18.2
Purchase commitments (4)	5.2	5.2	—	—	—
Earnout obligations (5)	—	—	—	—	—
Total	$184.0	$25.1	$119.5	$18.6	$20.8

(1)
Represents principal of $90.1 million and interest payments outstanding on our Revolver of $0.2 million as of December 31, 2014, based on interest rates in effect on December 31, 2014, which ranged from 1.7% to 3.8%. To the extent that a decrease in eligible accounts receivable, credit card receivables, inventory and fixed assets reduces the maximum availability under the Revolver below the amount then outstanding, amounts outstanding could become due sooner than reflected in the table. See “—Liquidity and Capital Resources—Revolving credit facility.”

(2)
Consists of payments under our capital leases for real estate, fleet vehicles and various equipment. For further information refer to Note 16 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

(5)
Under the asset purchase agreement to acquire the assets of TBSG, we entered into an earnout agreement ("Earnout") in which the seller of TBSG participates in earnings over certain thresholds during the three fiscal years beginning January 1, 2013. The Company advanced $0.9 million against future Earnout payments and earns 9% interest on the advanced amount. As of December 31, 2014, the net value of the Earnout and related advance was $0, based on cash flow projections as of that date.

Off-Balance Sheet Arrangements

At December 31, 2014, 2013 and 2012, other than operating leases described above and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for the Company's annual and interim periods beginning on January 1, 2017. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.

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

We generally recognize revenues from construction contracts on the completed contract basis, as these contracts generally are completed within 30 days. Revenues from certain construction contracts, which are generally those greater than 30 days, are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated costs for each contract. For the years ended December 31, 2014, 2013 and 2012, we recognized 2.1%, 2.2% and 1.7%, respectively, of our net sales using the percentage-of-completion method. Costs of goods sold related to construction contracts include all direct material, subcontractor and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred. We record provisions for estimated losses on uncompleted contracts in the period in which such losses are determined.

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

Inventories

Inventories consist primarily of materials purchased for resale, including lumber and sheet goods, millwork, windows and doors as well as certain manufactured products and are carried at the lower of cost or market. The cost of substantially all of our inventories is determined by the weighted average cost method, which approximates the first-in, first-out approach. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. At least quarterly, each branch’s perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationships with certain key suppliers, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

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

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. We have determined that our reporting units are equivalent to our three operating segments and consist of our East and West divisional regions and Coleman Floor. During the third quarter of 2014, 2013 and 2012, we performed our annual impairment assessment of goodwill, which did not indicate that an impairment existed. During each assessment, we determined that the fair value of our reporting units containing goodwill substantially exceeded their carrying value.

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

Stock based compensation

We account for our nonvested stock awards granted to certain employees by recording compensation expense based on the award’s fair value at the date of grant. We account for our stock options granted to employees and directors by recording compensation expense based on the award’s fair value, estimated on the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period. Our stock-based compensation expense included in selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $1.0 million and $1.3 million, respectively.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected volatility factor	47% - 49%	49% - 51%	58%
Risk-free interest rate	1.8% - 1.9%	1.8% - 2.0%	0.8% - 0.9%
Expected term (in years)	6.0	6.0 - 6.5	3.7 - 3.9

Valuation of common stock prior to Initial Public Offering

Prior to our IPO in August 2013, determining the underlying value of our common stock required significant judgment. In the absence of a public market, our Board, with input from management, determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held-Company Equity Securities issued as Compensation." In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including:

•	the nature and history of our business;

•	our current and historical operating performance;

•	our expected future operating performance;

•	prices for our convertible preferred stock issued to Gores Holding;

•	rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;

•	our financial condition at the grant date;

•	the lack of marketability of our common stock;

•	the likelihood of achieving different liquidity event or remaining a private company;

•	industry information such as market size and growth; and

•	macroeconomic conditions.

Probability-weighted expected return method.    We relied upon the probability-weighted expected return method (“PWERM”) to allocate our company value to each of our classes of stock. PWERM values each class of equity based on an analysis of the range of potential future enterprise values of the Company and the manner in which those values would accrue to the owners of the different classes of equity. This method involves estimating the overall value of the subject company under various projected operating results scenarios and allocating the value to the various share classes based on their respective claim on the proceeds as of the date of each event. Under PWERM, we analyzed the value of our Company using several scenarios, which included a base case scenario (“Base Case Scenario”), upside scenario (“Upside Scenario”) and downside scenario ("Downside Scenario"). For each scenario, the future value of each share class is calculated and discounted to a present value. The results of each scenario are then probability-weighted in order to arrive at an estimate of fair value for each share class as of a current date.

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

In determining the fair value of our Class B Common shares in January 2012, we utilized a PWERM, using a Base Case Scenario weighted at 65%, Upside Scenario weighted at 10%, and Downside Scenario weighted at 25% (as described above), an exit date of December 31, 2016 and a terminal multiple of EBITDA of 5.50x. This valuation yielded a price per Class B Common share of $1.98, which we believe was reasonable in light of the November 2011 Wolseley transaction, and after consideration of the non-voting characteristics of the Class B Common shares.

Casualty and health insurance

We carry insurance for general liability, auto liability and workers' compensation exposures subject to deductibles we believe to be reasonable under the circumstances, and we self-insure for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is determined using the assistance of third-party actuaries and is reflected on the consolidated balance sheets as a liability with current and long-term components. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Our accounting policy includes an internal evaluation and adjustment of our reserve for all insured losses on a quarterly basis. At least on an annual basis, we engage external actuarial professionals to independently assess and estimate the total liability outstanding, which is compared to the actual reserve balance at that time and adjusted accordingly.

Deferred income taxes

In accordance with ASC 740 “Income Taxes,” we evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the state net operating losses and other deferred tax assets.

Based upon the positive and negative evidence considered, we believe it is more likely than not that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances of $1.8 million, $1.9 million and $1.9 million as of December 31, 2014, 2013 and 2012, respectively. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed. As of December 31, 2014, we are not able to carry back our state tax net operating losses; therefore, to the extent we generate future tax net operating losses, we may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.

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
Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During 2014, 2013 and 2012, we did not use any interest rate swap contracts to manage this risk. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $0.9 million (based on our borrowings as of December 31, 2014).
Commodity Price Risk
Many of the products we purchase and resell are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in, or disruptions to, industry production capacity and changes in inventory levels and other factors beyond our control. During 2014, 2013 and 2012, we did not manage commodity price risk with derivative instruments, except for immaterial lumber future contracts that we entered into during those years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Commodity nature of our products" for further discussion. We estimate that a 1% increase in the cost of lumber & lumber sheet goods, assuming no offsetting benefit of price increases, would decrease our annual operating income by approximately $3.7 million (based on our operating results for the year ended December 31, 2014). However, we would likely adjust our pricing to offset any significant increases in our cost of goods.

Item 8    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Stock Building Supply Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Stock Building Supply Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 27, 2015

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$5,806	$1,138
Restricted assets	1,076	460
Accounts receivable, net	114,448	111,285
Inventories, net	98,259	91,303
Costs in excess of billings on uncompleted contracts	7,981	7,921
Assets held for sale	—	2,363
Current income taxes receivable	4,863	—
Prepaid expenses and other current assets	11,718	9,332
Deferred income taxes	4,081	3,332
Total current assets	248,232	227,134
Property and equipment, net of accumulated depreciation	90,611	56,039
Intangible assets, net of accumulated amortization	22,536	24,789
Goodwill	7,186	7,186
Restricted assets	861	1,359
Other assets	1,792	2,033
Total assets	$371,218	$318,540
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$72,029	$64,984
Accrued expenses and other liabilities	32,957	30,528
Income taxes payable	—	2,989
Current portion of restructuring reserve	892	1,594
Current portion of capital lease obligation	1,706	1,240
Billings in excess of costs on uncompleted contracts	592	1,599
Total current liabilities	108,176	102,934
Revolving line of credit	90,114	59,072
Long-term portion of capital lease obligation	5,955	6,011
Deferred income taxes	18,880	15,496
Other long-term liabilities	7,222	7,346
Total liabilities	230,347	190,859
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,176,056 and 26,112,007 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	262	261
Additional paid-in capital	147,340	144,570
Retained deficit	(6,731)	(17,150)
Total stockholders' equity	140,871	127,681
Total liabilities and stockholders' equity	$371,218	$318,540

The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012
Net sales	$1,295,716	$1,197,037	$942,398
Cost of goods sold	988,062	922,634	727,670
Gross profit	307,654	274,403	214,728
Selling, general and administrative expenses	279,717	254,935	221,192
Depreciation expense	6,731	5,890	7,759
Amortization expense	2,253	2,236	1,470
Impairment of assets held for sale	48	432	361
Public offering transaction-related costs	508	10,008	—
Restructuring expense	73	141	2,853
	289,330	273,642	233,635
Income (loss) from operations	18,324	761	(18,907)
Other income (expenses)
Interest expense	(2,684)	(3,793)	(4,037)
Other income (expense), net	787	870	278
Income (loss) from continuing operations before income taxes	16,427	(2,162)	(22,666)
Income tax expense (benefit)	6,340	2,874	(8,084)
Income (loss) from continuing operations	10,087	(5,036)	(14,582)
Income from discontinued operations, net of income tax expense of $201, $243 and $52, respectively	332	401	49
Net income (loss)	10,419	(4,635)	(14,533)
Redeemable Class B Senior Preferred stock deemed dividend	—	(1,836)	(4,480)
Accretion of beneficial conversion feature on Convertible Class C Preferred stock	—	—	(5,000)
Income (loss) attributable to common stockholders	$10,419	$(6,471)	$(24,013)

Weighted average common shares outstanding
Basic	25,764,484	18,205,892	13,153,446
Diluted	26,226,115	18,205,892	13,153,446

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$0.39	$(0.38)	$(1.83)
Income from discontinued operations	0.01	0.02	—
Net income (loss) per share	$0.40	$(0.36)	$(1.83)
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Stockholders' equity as of December 31, 2011	11,590,005	116	1,700,803	17	—	—	49,275	2,018	51,426
Recognition of beneficial conversion feature on Class C Convertible Preferred stock	—	—	—	—	—	—	5,000	—	5,000
Deemed dividend on Class C Convertible Preferred stock	—	—	—	—	—	—	(5,000)	—	(5,000)
Dividends accrued on Class B Senior Preferred stock	—	—	—	—	—	—	(4,480)	—	(4,480)
Issuance of common stock to related party	—	—	110,381	1	—	—	106	—	107
Issuance of shares to existing stockholders	—	—	337,636	3	—	—	325	—	328
Stockholder loans related to tax withholding on stock issuance	—	—	—	—	—	—	11	—	11
Issuance of nonvested stock awards, net of forfeitures	—	—	175,648	2	—	—	(2)	—	—
Exercise of stock options	—	—	546,244	6	—	—	(6)	—	—
Stock compensation expense	—	—	—	—	—	—	1,305	—	1,305
Net loss	—	—	—	—	—	—	—	(14,533)	(14,533)
Stockholders' equity as of December 31, 2012	11,590,005	116	2,870,712	29	—	—	46,534	(12,515)	34,164
Dividends accrued on Class B Senior Preferred stock	—	—	—	—	—	—	(1,836)	—	(1,836)
Issuance of common stock, net of offering costs	—	—	—	—	4,411,765	44	55,181	—	55,225
Conversion of Class A common stock to common stock	(11,590,005)	(116)	—	—	11,590,005	116	—	—	—
Conversion of Class B common stock to common stock	—	—	(2,870,712)	(29)	2,870,712	29	—	—	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO	—	—	—	—	7,191,891	72	43,241	—	43,313
Issuance of nonvested stock awards, net of forfeitures	—	—	—	—	47,634	—	—	—	—
Repayment of stockholder loans	—	—	—	—	—	—	401	—	401
Stock compensation expense	—	—	—	—	—	—	1,049	—	1,049
Net loss	—	—	—	—	—	—	—	(4,635)	(4,635)
Stockholders' equity as of December 31, 2013	—	—	—	—	26,112,007	261	144,570	(17,150)	127,681
Issuance of nonvested stock awards, net of forfeitures	—	—	—	—	44,245	1	(1)	—	—
Exercise of stock options	—	—	—	—	14,804	—	15	—	15
Conversion of restricted stock units	—	—	—	—	5,000	—	—	—	—
Tax benefits related to stock based compensation plans	—	—	—	—	—	—	87	—	87
Stock compensation expense	—	—	—	—	—	—	2,669	—	2,669
Net income	—	—	—	—	—	—	—	10,419	10,419
Stockholders' equity as of December 31, 2014	—	$—	—	$—	26,176,056	$262	$147,340	$(6,731)	$140,871
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$10,419	$(4,635)	$(14,533)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation expense	11,090	9,827	10,299
Amortization of intangible assets	2,253	2,236	1,470
Amortization of debt issuance costs	466	596	902
Deferred income taxes	2,635	(1,257)	(3,633)
Non-cash stock compensation expense	2,669	1,049	1,305
Impairment of assets held for sale	96	432	481
(Gain) loss on sale of property, equipment and real estate	(1,314)	(60)	169
Gain on reduction of earnout liability	—	(195)	—
Bad debt expense	523	1,051	2,333
Change in assets and liabilities
Accounts receivable	(3,686)	(21,008)	(27,026)
Inventories, net	(6,956)	(16,858)	(22,712)
Costs in excess of billings on uncompleted contracts	(60)	(2,745)	(1,288)
Prepaid expenses and other current assets	(2,292)	(650)	(784)
Current income taxes receivable/payable	(4,911)	50	12,110
Other assets	(39)	(13)	2,314
Accounts payable	9,675	(10,795)	24,821
Accrued expenses and other liabilities	(1,794)	3,736	1,798
Restructuring reserve	(1,779)	(1,522)	1,125
Billings in excess of costs on uncompleted contracts	(1,007)	360	131
Other long-term liabilities	953	137	(1,525)
Net cash provided by (used in) operating activities	16,941	(40,264)	(12,243)
Cash flows from investing activities
Purchases of property, equipment and real estate	(43,306)	(7,448)	(2,741)
Proceeds from sale of property, equipment and real estate	3,783	3,754	1,393
Change in restricted assets	(118)	4,204	3,069
Purchases of businesses	—	(2,373)	(5,732)
Loan to seller of Total Building Services Group, LLC	—	—	(850)
Net cash used in investing activities	(39,641)	(1,863)	(4,861)
Cash flows from financing activities
Proceeds from revolving line of credit	1,409,955	1,301,290	1,042,850
Repayments of proceeds from revolving line of credit	(1,378,913)	(1,314,436)	(1,004,482)
Redemption of Class B Senior Preferred stock	—	—	(12,372)
Proceeds from issuance of common stock, net of offering costs	—	55,225	—
Exercise of stock options	15	—	—
Excess tax benefit related to stock based compensation	89	—	—
Loans from related parties	—	401	11
Sale of Class B Senior Preferred stock	—	—	328

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Dividends paid on Class B Senior Preferred stock	—	—	(10,628)
Payments of debt issuance costs	(186)	(298)	(555)
Holdback payment related to acquisition	(231)	—	—
Payments on capital leases	(1,696)	(1,610)	(1,311)
Secured borrowings	(1,665)	2	997
Net cash provided by financing activities	27,368	40,574	14,838
Net increase (decrease) in cash and cash equivalents	4,668	(1,553)	(2,266)
Cash and cash equivalents
Beginning of period	1,138	2,691	4,957
End of period	$5,806	$1,138	$2,691

Supplemental disclosure of cash flow information
Interest paid	$2,187	$3,424	$3,046
Income taxes paid	8,736	4,535	244
Income tax refunds received	226	206	16,399
Non-cash investing and financing transactions
Accrued purchases of property and equipment	1,053	1,651	—
Non-cash fixed asset additions	1,145	—	—
Sale of assets in exchange for note receivable	—	305	—
Assets acquired under capital lease obligations	2,112	1,951	6,135
Disposals of capital lease assets	6	54	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO	—	43,313	—
Dividends accrued on Class B Senior Preferred stock	—	1,836	4,480
Issuance of Class C Convertible Preferred stock	—	—	5,000
Dividends on Class C Convertible Preferred stock	—	—	5,000
Beneficial conversion feature on Class C Convertible Preferred stock	—	—	5,000
Issuance of Class B Common stock	—	—	107
Fair value of earnout agreement	—	—	1,075
The accompanying notes are an integral part of these consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are presented in thousands except share and per share amounts.)
1.    Organization
Stock Building Supply Holdings, Inc., formerly known as Saturn Acquisition Holdings, LLC ("Saturn"), and its subsidiaries (the “Company,” “we,” “us” and “our”) distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, we provide solution-based services to our customers, including component design, production specification and installation management services.
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
2.    Initial Public Offering
On August 14, 2013, the Company completed its Initial Public Offering ("IPO") of 7,000,000 shares of common stock at a price of $14.00 per share. A total of 4,411,765 shares were offered by the Company and a total of 2,588,235 shares were sold by Gores Building Holdings, LLC and other selling stockholders of the Company. In connection with the IPO, the underwriters exercised in full their option to purchase an additional 1,050,000 shares of common stock from certain selling stockholders. As a result, the total IPO size was 8,050,000 shares. The Company received net proceeds of $55.2 million after deducting underwriting discounts of $4.3 million and other expenses directly associated with the IPO of $2.2 million, including legal, accounting, printing and roadshow expenses. The underwriting discounts and other expenses directly associated with the IPO have been recorded in additional paid-in-capital as a reduction of the IPO proceeds on the condensed consolidated balance sheets as of December 31, 2013. The Company used $46.2 million of the net proceeds to pay down outstanding balances under its revolving line of credit and $9.0 million was paid to The Gores Group, LLC ("Gores") to terminate our management services agreement with Gores (the "Gores Termination Fee").
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
As a result of the IPO, the Company expensed certain costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the year ended December 31, 2013:

(in thousands)	Year Ended December 31, 2013
Gores Termination Fee	$9,000
Other IPO transaction-related costs	1,008
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
Business and credit concentrations

The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. Mitigating this credit risk is collateral underlying certain accounts receivable (perfected liens or lien rights) as well as the Company’s analysis of a customer’s credit history prior to extending credit. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across various regions of the United States. At December 31, 2014 and 2013, no customer represented more than 10% of accounts receivable. For the years ended December 31, 2014, 2013 and 2012, no customer represented more than 10% of revenue.

The Company’s future results could be adversely affected by a number of factors including competitive pressure on sales and pricing, weather conditions, consumer spending and debt levels, interest rates, existing residential home sales and new home construction, lumber prices and product mix.

Cash and cash equivalents

Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase.

Restricted assets

Restricted assets consisted of the following at December 31, 2014 and 2013:

(in thousands)	2014	2013
Deposits for payment of casualty & health insurance claims	$785	$1,306
Other deposits	1,152	513
	$1,937	$1,819

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

Consideration received from suppliers

The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Supplier rebates are accrued as part of cost of goods sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. The Company estimates the rebates applicable to inventory on-hand at each period end based on the inventory turns of the related items. Total rebates receivable at December 31, 2014 and 2013 are $4.5 million and $4.9 million, respectively, included in prepaid expenses and other current assets.

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

Shipping and handling costs

The Company includes shipping and handling costs in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $71.1 million, $62.5 million and $50.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Goodwill and other intangible assets

At least annually, or more frequently as changes in circumstances indicate, the Company tests goodwill for impairment. To the extent that the carrying value of the net assets of any of the reporting units having goodwill is greater than their estimated fair value, the Company may be required to record impairment charges. The Company’s reporting units are its East and West geographic divisions and Coleman Floor. The Company is required to make certain assumptions and estimates regarding the fair value of the reporting units containing goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

During the third quarter of 2014, 2013 and 2012, the Company performed its annual impairment assessment of goodwill which did not indicate that an impairment existed. During each assessment, the Company determined that the fair value of its reporting units containing goodwill substantially exceeded their carrying value. The Company estimated the fair value of the reporting units using the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. As part of the 2014 and 2013 assessments, the aggregate fair values of the reporting units were compared and reconciled to the Company's market capitalization. There was no active trading market for our equity or debt in 2012.

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

Income taxes

The Company computes income taxes using the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred taxes represent the difference between the tax basis of assets or liabilities, calculated under tax laws, and the reported amounts in the Company’s consolidated financial statements. The Company will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

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

Casualty and health insurance

The Company carries insurance for general liability, auto liability and workers' compensation exposures subject to deductibles it believes to be reasonable under the circumstances, and the Company self-insures for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is reflected on the consolidated balance sheets as a liability with current and long-term components. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Provisions for losses are developed from valuations that rely upon the Company’s past claims experience, which considers both the frequency and settlement of claims. The casualty and health insurance liabilities are recorded at their undiscounted value.

Retirement savings program

The Company sponsors a defined contribution retirement savings plan. Employees who have attained the age of 18 and have completed 90 days of service prior to the plan entry date are eligible to participate in the plan. The Company has recorded expense of $0.2 million, $1.2 million and $0.9 million related to its retirement savings programs for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

Lease obligations

The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis over the lease term, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2014 and 2013, the Company had a deferred rent liability of $1.5 million and $1.6 million, respectively, included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets.

Advertising and promotion

Costs associated with advertising and promoting products and services are expensed in the period incurred and totaled $2.0 million, $1.6 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses on the consolidated statements of operations.

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

Debt issuance costs

Costs incurred in connection with the Company’s secured credit agreement are capitalized and amortized over the term of the agreement. Total debt issuance costs, net of accumulated amortization, included in other assets on the consolidated balance sheets were $1.4 million and $1.6 million as of December 31, 2014 and 2013, respectively. Amortization of debt issuance costs for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.6 million and $0.9 million, respectively, and is included in interest expense on the consolidated statements of operations.

Derivatives

The Company recognizes all derivative instruments as assets or liabilities in the Company’s balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are reported in earnings. The Company elected not to designate any new derivative instruments as hedges for the years 2014, 2013 or 2012, and therefore all changes in the fair market value of the hedge contracts have been reported in cost of goods sold on the consolidated statements of operations.

The Company does not enter into any derivatives for speculative or trading purposes; all derivatives are used to offset existing or expected risks associated with fluctuations in interest rates or commodities.

Warranty expense

The Company has warranty obligations with respect to most manufactured products. As of December 31, 2014 and 2013, the Company had warranty liabilities of $0.5 million and $0.3 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets.

Comprehensive income (loss)

Comprehensive income (loss) is equal to the net income (loss) for all periods presented.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for the Company's annual and interim periods beginning on January 1, 2017. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.

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

Total Building Services Group, LLC

On December 22, 2012, the Company purchased certain assets and liabilities of Total Building Services Group, LLC (“TBSG”) for $6.8 million. TBSG consists of one location in Georgia and sells framing, millwork and building materials and services primarily to residential contractors. Under the asset purchase agreement to acquire the assets of TBSG, we entered into an earnout agreement ("Earnout") in which the seller of TBSG participates in earnings over certain thresholds during the three fiscal years beginning January 1, 2013. The Company advanced $0.9 million against future Earnout payments and earns 9% interest on the advanced amount. As of December 31, 2014, the net value of the Earnout and related advance was $0, based on cash flow projections as of that date.

Chesapeake Structural Systems

On April 8, 2013, Commonwealth Acquisition Holdings, LLC, a wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Chesapeake Structural Systems, Inc., Creative Wood Products, LLC and Chestruc, LLC (collectively “Chesapeake”) for an adjusted purchase price of $2.6 million. This amount included an initial holdback amount of $0.2 million, which was paid to the sellers during the year ended December 31, 2014. The acquisition provides the Company with component manufacturing capability to serve customers in the Central and Northern Virginia markets. The Company incurred transaction costs of $0.2 million during the year ended December 31, 2013 which are included in selling, general and administrative expenses on the consolidated statements of operations. Net sales of Chesapeake for the year ended December 31, 2014 and the period from April 8, 2013 through December 31, 2013 were $7.9 million and $7.9 million, respectively. The impact of this acquisition on our operating results was not considered material for the reporting of pro forma financial information.
The Company acquired total assets of $3.1 million and assumed liabilities of $1.4 million. The assets acquired include a customer relationship intangible asset of $1.2 million. Goodwill of $0.7 million arising from the acquisition consists of expected synergies and cost savings from excess purchase price over identifiable intangible net assets, as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. All of the goodwill from this transaction is deductible for income tax purposes.
5.    Discontinued Operations
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
The operating results of the discontinued operations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net sales	$—	$—	$1,103
Restructuring expense	16	31	55
Income from discontinued operations before income taxes	533	644	101
Income tax expense	201	243	52
Income from discontinued operations	332	401	49

The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Real estate held for sale	$—	$700
Prepaid expenses and other current assets	7	8
Current assets of discontinued operations	7	708
Accrued expenses and other liabilities	175	37
Restructuring reserve	71	295
Current liabilities of discontinued operations	246	332
Long-term restructuring reserve	—	89
Noncurrent liabilities of discontinued operations	$—	$89
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
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of and for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	Work Force Reductions	Store Closures	Total
Restructuring reserves, December 31, 2011	$65	$3,935	$4,000
Restructuring charges incurred	353	2,555	2,908
Cash payments	(65)	(1,718)	(1,783)
Restructuring reserves, December 31, 2012	353	4,772	5,125
Restructuring charges incurred	—	209	209
Cash payments	(163)	(1,569)	(1,732)
Restructuring reserves, December 31, 2013	190	3,412	3,602
Restructuring charges incurred	—	89	89
Cash payments	(176)	(1,691)	(1,867)
Restructuring reserves, December 31, 2014	$14	$1,810	$1,824
The restructuring charges incurred for store closures for the year ended December 31, 2012 primarily relate to management’s determination that subleasing closed properties was no longer reasonably assumed which resulted in revised estimates.

The remaining accrual for work force reductions was fully paid in January 2015. The remaining accrual for store closures is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at December 31, 2014 consists of a current portion of $0.9 million and a long-term portion of $0.9 million, which is included in other long-term liabilities on the consolidated balance sheets.

7.    Accounts Receivable

Accounts receivable consist of the following at December 31, 2014 and 2013:

(in thousands)	2014	2013
Trade receivables	$118,531	$115,876
Allowance for doubtful accounts	(2,101)	(2,707)
Allowance for sales returns and discounts	(1,982)	(1,884)
	$114,448	$111,285

The following table shows the changes in our allowance for doubtful accounts:

(in thousands)	2014	2013	2012
Balance at January 1	$2,707	$3,095	$2,669
Additions charged to expense	523	1,051	2,333
Deductions (write-offs)	(1,129)	(1,439)	(1,907)
Balance at December 31	$2,101	$2,707	$3,095

Recoveries of amounts previously written off were $2.1 million, $1.8 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
8.    Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, millwork, windows and doors, as well as certain manufactured products and are valued at the lower of cost or market, with cost being measured using a weighted average cost approach, which approximates the first-in, first-out approach. A provision for excess and obsolete inventory of $2.2 million is recorded as of December 31, 2014 and 2013.

9.    Property and Equipment

Property and equipment consists of the following at December 31, 2014 and 2013:

(in thousands)	2014	2013
Land	$31,400	$18,210
Buildings and improvements	27,085	25,279
Leasehold improvements	8,442	7,721
Furniture, fixtures and equipment	60,953	51,713
Vehicles	41,773	27,918
Construction-in-progress	4,174	2,719
	173,827	133,560
Less: Accumulated depreciation	(83,216)	(77,521)
	$90,611	$56,039

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $11.1 million, $9.8 million and $10.3 million, respectively, including amortization expense related to capital leases. Depreciation expense of $4.4 million, $3.9 million and $2.5 million was included in cost of goods sold, in 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges related to assets held for sale of $0.1 million, $0.4 million and $0.5 million, respectively. The impairment charges arose primarily from declining commercial real estate values. The Company estimated the fair value of the assets classified as held for sale using recent sales data for similar properties in the area and analyzed the expected cash flows from different sales scenarios.

During the years ended December 31, 2014, 2013 and 2012, the Company had proceeds from the sale of property and equipment of $1.0 million, $0.6 million and $1.0 million, respectively, and proceeds from the sales of real estate held for sale of $2.8 million, $3.2 million and $0.4 million, respectively. These disposals were primarily related to assets of stores closed as part of the restructuring events discussed in Note 6.
10.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was $7.2 million as of December 31, 2014 and 2013. All of the Company's goodwill as of December 31, 2014 is recorded in the Geographic divisions reportable segment (Note 19).

Intangible assets

Intangible assets represent the value assigned to trademarks, customer relationships and a supply agreement in connection with acquired companies. The trademarks, customer relationships and supply agreement are being amortized over weighted-average periods of 17.3 years , 11.6 years and 13.0 years, respectively. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets.

	Trademarks		Customer Relationships		Supply Agreement
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization	Total
December 31, 2012	$16,985	$(3,130)	$8,949	$(1,414)	$4,484	$(9)	$25,865
Acquisitions	—	—	1,160	—	—	—	1,160
Amortization	—	(990)	—	(896)	—	(350)	(2,236)
December 31, 2013	16,985	(4,120)	10,109	(2,310)	4,484	(359)	24,789
Acquisitions	—	—	—	—	—	—	—
Amortization	—	(988)	—	(920)	—	(345)	(2,253)
December 31, 2014	$16,985	$(5,108)	$10,109	$(3,230)	$4,484	$(704)	$22,536

Aggregate amortization expense was $2.3 million, $2.2 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Based upon current assumptions, the Company expects that its definite-lived intangible assets will be amortized according to the following schedule:

(in thousands)
2015	$2,253
2016	2,253
2017	2,253
2018	2,253
2019	2,246
Thereafter	11,278
$22,536

11.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following at December 31, 2014 and 2013:

(in thousands)	2014	2013
Accrued payroll and other employee related expenses	$9,701	$12,595
Accrued taxes	6,528	5,421
Self-insurance reserves	5,475	3,236
Advances from customers	3,905	3,725
Liability for uncertain tax positions	2,942	—
Accrued professional fees	558	1,366
Accrued short-term deferred rent	541	586
Accrued rebates payable	537	853
Accrued interest and lending fees	217	178
Accrued related party management fees	64	130
Litigation reserve	—	140
Other	2,489	2,298
	$32,957	$30,528
12.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance (“WFCF”), which includes a revolving line of credit (the “Revolver”). The Revolver has been amended for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver as of December 31, 2014:

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

(b)
The Revolver’s borrowing base is calculated as the sum of (i) 85% of the Company’s eligible accounts receivable plus (ii) the lesser of 90% of the eligible credit card receivables and $5 million, plus (iii) the lesser of $150 million, 65% of the eligible inventory or 85% of the net liquidation value of eligible inventory as defined in the Credit Agreement plus (iv) the lesser of $30 million, 85% of the net liquidation value of eligible fixed assets or the net book value of fixed asstes, all as defined in the Credit Agreement, minus (v) reserves from time to time set by the administrative agent. The eligible accounts receivable and inventories are further adjusted as specified in the Credit Agreement. The Company’s borrowing base can also be increased pursuant to certain terms outlined in the Credit Agreement.

The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.25% . The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio requirement is only applicable if Adjusted Liquidity, defined as the sum of (i) availability under the Revolver and (ii) Qualified Cash (which includes cash and cash equivalents in deposit accounts or securities accounts or any combination thereof that are subject to a control agreement), is less than $20 million, and remains in effect until the date on which Adjusted Liquidity has been greater than or equal to $20 million for a period of 30 consecutive days. The Company incurred an operating loss for the year ended December 31, 2012 and has used cash for operating activities for the years ended December 31, 2013 and 2012. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the financial covenants to become applicable during the year ended December 31, 2015.

The Company had outstanding borrowings of $90.1 million and $59.1 million with net availability of $72.6 million and $71.0 million as of December 31, 2014 and 2013, respectively. The interest rate on outstanding LIBOR Rate borrowings of $84.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $6.1 million was 3.8% as of December 31, 2014. The interest rate on outstanding LIBOR Rate borrowings of $52.0 million was 1.9% and the interest rate on outstanding Base Rate borrowings of $7.1 million was 4.0% as of December 31, 2013. The Company had $8.2 million and $8.9 million in letters of credit outstanding under the Credit Agreement as of December 31, 2014 and 2013, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at December 31, 2014 and December 31, 2013 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.
13.    Other Long-term Liabilities

Other long-term liabilities consists of the following at December 31, 2014 and 2013:

(in thousands)	2014	2013
Self-insurance reserve	$4,849	$4,310
Long-term deferred rent	983	1,028
Long-term restructuring reserve	932	2,008
Other	458	—
	$7,222	$7,346
14.    Related Party Transactions
During the years ended December 31, 2014, 2013 and 2012, the Company incurred expenses related to professional services provided by Glendon Saturn Holdings, LLC ("Glendon"), an affiliate of Gores. During the years ended December 31, 2013 and 2012, the Company incurred expenses related to management services provided by Gores. For the years ended December 31, 2014, 2013 and 2012, these expenses totaled $0.2 million, $1.3 million and $1.4 million, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations. The management services agreement with Gores was terminated on August 14, 2013 in connection with the IPO, and the Company paid Gores a $9.0 million termination fee on that date (Note 2).
During the years ended December 31, 2014 and 2013, the Company incurred expense of $0.3 million and $0.1 million, respectively, related to board fees for members of the Company's Board of Directors who are employed by Gores and Glendon. These fees are included in selling, general and administrative expenses on the consolidated statements of operations.
As of December 31, 2012, the Company had related party promissory note balances of $0.4 million, which represented advances, and accrued interest thereon, due from Glendon and other shareholders of the Company. These notes were repaid in full during the second quarter of 2013.

On July 1, 2012, the Company made a $0.5 million loan to an executive of the Company related to an exercise of stock options. This loan was forgiven by the Company on June 14, 2013 (Note 18).

On March 1, 2012, the Company issued Glendon 110,381 Class B Common shares.

Prior to July 1, 2013, the Company was part of a group health care plan with Gores. The Company kept funds on deposit with Gores as a reserve for the payment of run-off health care claims in the event of a Plan termination. These funds were refunded to the Company during the year ended December 31, 2013. As of July 1, 2013, the Company is no longer part of the group health care plan with Gores and maintains an independent health care plan.
On February 22, 2010, the Company entered into a Software, Services, License and Maintenance Services Agreement with United Road Services Inc. and its subsidiary Vehix Transvision, LLC (collectively “URS”) for the development, implementation, maintenance and support of customized software related to our Stock Logistics Solutions capability. The agreement with URS was subsequently amended and restated on March 3, 2013 to update certain services and deliverables. When the Company entered into the original agreement in 2010, URS was also owned by Gores as one of its portfolio companies. Gores divested its ownership interest in URS on December 14, 2012 and URS is no longer under common ownership with the Company. Accordingly, the Company does not consider URS a related party subsequent to December 14, 2012. The Company paid URS $0.8 million during the year ended December 31, 2012.

15.    Income Taxes
The components of income tax expense (benefit) for the years ended December, 31 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012
Current
Federal	$3,363	$3,961	$(4,596)
State	543	413	197
	3,906	4,374	(4,399)
Deferred
Federal	2,643	(1,859)	(2,759)
State	(8)	602	(874)
	2,635	(1,257)	(3,633)
	$6,541	$3,117	$(8,032)
The 2014 income tax expense of $6.5 million consists of $6.3 million tax expense related to continuing operations and $0.2 million tax expense related to discontinued operations. The 2013 income tax expense of $3.1 million consists of $2.9 million tax expense related to continuing operations and $0.2 million tax expense related to discontinued operations. The 2012 income tax benefit of $8.0 million consists of $8.1 million tax benefit related to continuing operations and $0.1 million tax expense related to discontinued operations.

A reconciliation of differences between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate from continuing operations for the years ended December 31, 2014, 2013, and 2012 follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	3.0	(0.4)	1.7
Gores Termination Fee	(17.9)	(157.6)	—
Nondeductible capitalized transaction costs	1.1	(3.8)	—
Nondeductible compensation expense	—	(8.1)	—
Nondeductible (permanent) items- other	0.2	(1.3)	(1.0)
IRC Section 199 manufacturing deduction	(1.1)	17.0	—
Changes in tax rates	(0.4)	(11.2)	0.5
Uncertain tax positions	17.9	—	1.5
Other items	1.4	(3.7)	0.3
Valuation allowance	(0.6)	1.2	(2.3)
Effective tax rate	38.6%	(132.9)%	35.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2014 and 2013:

(in thousands)	2014	2013
Deferred tax assets related to
Accounts receivable	$1,125	$1,385
Inventory	1,461	1,322
Accrued expenses	3,739	3,375
Other reserves and liabilities	5,288	5,464
Net operating loss and credit carryforwards	1,983	2,160
	13,596	13,706
Valuation allowance	(1,817)	(1,919)
Total deferred tax assets	11,779	11,787

Deferred tax liabilities related to
Real estate held for sale	(203)	(903)
Intangible assets	(4,264)	(4,523)
Property and equipment	(20,849)	(17,474)
Other assets	(1,262)	(1,051)
Total deferred tax liabilities	(26,578)	(23,951)
Net deferred tax liability	$(14,799)	$(12,164)

At December 31, 2014, the Company had $48.6 million of state net operating loss carryforwards expiring at various dates through 2032. During 2013, the Company fully utilized its prior year Federal net operating loss carryforward and credits to reduce its current year federal income tax liability.

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

The Company recognized a net current income tax receivable of $4.9 million at December 31, 2014 and a current income tax payable of $3.0 million at December 31, 2013.

During 2014 and 2013, the Company paid $8.7 million and $4.5 million in federal and state income tax payments, respectively. The Company received tax refunds of $0.2 million in 2014 and $0.2 million in 2013. As of December 31, 2014, the Company is not able to carry back its state tax net operating losses; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on net deferred tax assets and income tax benefit would be adversely affected.

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

Based upon the positive and negative evidence considered, the Company believes it is more likely than not that it will realize the benefit of the deferred tax assets, net of the existing state tax valuation allowances of $1.8 million and $1.9 million as of December 31, 2014 and 2013, respectively. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the Company’s effective tax rate would be impacted as the valuation allowance is reversed.

The following table shows the changes in the amount of the Company’s valuation allowance:

(in thousands)	2014	2013	2012
Balance at January 1,	$1,919	$1,946	$1,418
Additions charged to expense	—	—	528
Deductions - other	(102)	(27)	—
Balance at December 31,	$1,817	$1,919	$1,946

During 2014, the Company reduced its valuation allowance largely due to the reduction of its deferred tax assets from the utilization of state net operating loss carry-forwards. During 2013, several state tax jurisdictions in which the Company conducts business enacted new laws to change their respective income tax rates prospectively. As a result of the change in tax rates, the Company reduced its net deferred tax liabilities and assets as well as the respective valuation allowances.

During 2014, the Company recorded a liability of $2.9 million for an uncertain tax position related to deducting the Gores Termination Fee on its federal and state income tax returns, which is included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets as of December 31, 2014. In addition, during 2014, the Company also reduced its net deferred tax assets related to state net operating loss carry-forwards by $0.2 million as a result of this uncertain tax position. At December 31, 2014, the Company anticipates that it is reasonably possible that the total unrecognized tax benefits may be settled and recognized within the next twelve months, which could impact the effective tax rate. In 2013, the Company recognized no material uncertain tax positions. During 2012, the statute of limitations expired for certain tax periods where the Company had previously recognized a long-term liability related to uncertain tax positions. As a result, the Company increased current income tax benefit for the year ended December 31, 2012 by $0.3 million and decreased the long-term liability related to the uncertain tax positions. The Company also recognized $0.3 million within other income (expense), net, on the consolidated statement of operations due to the reduction in a corresponding related Wolseley indemnity asset.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of the effect of interest and penalties) is as follows:

(in thousands)	2014	2013	2012
Balance at January 1,	$—	$—	$266
Tax positions taken in prior periods:
Gross increases	—	—	—
Gross decreases	—	—	—
Tax positions taken in current period:
Gross increases	3,283	—	—
Settlements with taxing authorities	—	—	—
Lapse of applicable statute of limitations	—	—	(266)
Balance at December 31,	$3,283	$—	$—

The Company‘s state tax returns are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating losses and statutory waivers. The Company’s federal returns are open to examination for three years; however, due to statutory waivers, the Company's tax years ended July 31, 2008 and May 5, 2009 remain open until December 31, 2015 with the federal tax authorities. The Company is currently under examination by the IRS for its tax years ended July 31, 2008 and May 5, 2009. At December 31, 2014 and 2013, the Company has recognized $0.0 million and $2.9 million, respectively, related to expected tax, penalties and interest payments as a result of the IRS audits in income taxes payable on the consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense and to the extent the liability relates to pre-Acquisition Date tax periods, the Company recognizes a corresponding benefit related to the indemnity agreement from a subsidiary of Wolseley. As of December 31, 2014 and 2013, the Company has neither material unrecognized tax benefits nor any associated interest and penalties. During the years ended December 31, 2014, 2013 and 2012, penalties and interest related to income tax liabilities and uncertain tax benefits were not material.

16.    Commitments and Contingencies
The Company is obligated under capital leases covering fleet vehicles and certain equipment, as well as one facility. The fleet vehicles and equipment leases generally have terms ranging from three to six years and the facility lease has a remaining term of nine years. The carrying value of property and equipment under capital leases was $7.5 million and $7.2 million at December 31, 2014 and 2013, respectively, net of accumulated depreciation of $4.9 million and $3.9 million, respectively. Amortization of assets held under capital leases is included with depreciation expense on the consolidated statements of operations.

The Company also has noncancellable operating leases, primarily for buildings, improvements, and equipment. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2014 are as follows:

(in thousands)	Capital Leases	Operating Leases
2015	$2,104	$17,593
2016	1,759	15,075
2017	1,262	11,393
2018	856	9,011
2019	700	7,959
Thereafter	2,640	18,162
	9,321	$79,193	(a)
Less: Amounts representing interest	(1,660)
Total obligation under capital leases	7,661
Less: Current portion of capital lease obligation	(1,706)
Long term capital lease obligation	$5,955

(a) Minimum operating lease payments have not been reduced by minimum sublease rentals of $1.0 million due in the future under noncancelable subleases.

Total rent expense under operating leases, including short-term rentals, for the years ended December 31, 2014, 2013 and 2012 was $20.2 million, $19.6 million and $18.9 million, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations. Future payments for certain leases will be adjusted based on increases in the consumer price index.

As of December 31, 2014, the Company had commitments to purchase $5.2 million of vehicles and certain equipment, which are enforceable and legally binding on us. We expect to pay for and take possession of these assets during the first and second quarters of 2015.

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
17.    Equity and Redeemable Securities
Equity securities subsequent to the IPO

Upon the consummation of the IPO and the filing of its Amended and Restated Certificate of Incorporation on August 14, 2013, and as of December 31, 2014 and 2013, the Company’s classes of stockholders’ equity consist of (i) common stock, $0.01 par value, 300,000,000 shares authorized and (ii) preferred stock, $0.01 par value, 50,000,000 shares authorized.

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

These shares had no voting or participating rights, but were eligible to receive cumulative preferential distributions of 8% annually when authorized by the board. Dividends earned, but not declared or paid by the Class B Senior Preferred shares as of December 31, 2012 were $0.1 million. In the event of an involuntary liquidation, these shares were entitled to the liquidation preference which was to be paid out before all other preferred and common shares. These shares were also mandatorily redeemable at the liquidation preference upon an IPO. These shares had no conversion features into common shares.

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

As the conversion rate was less than the deemed fair value of the Class A Common shares of $2.25, the Class C Convertible Preferred shares contained a beneficial conversion feature as described in ASC 470. The difference in the stated conversion price and estimated fair value of the Class A Common shares of $5.0 million was accounted for as a beneficial conversion feature. As the option to convert the shares belonged to the holders, the beneficial conversion feature was recognized in the year ended December 31, 2012 as a deemed dividend, which increased the Company's net loss attributable to common stockholders by $5.0 million as well as the Company's net loss per share by $0.38.

As discussed in Note 2, upon the closing of the IPO, all shares of existing common and preferred stock were reclassified and converted into shares of common stock.

The following table shows the changes in the classes of preferred stock from December 31, 2012 to December 31, 2013, which had been recorded as redeemable securities (outside of permanent equity).

(in thousands, except share amounts)	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2012	5,100	—	36,388	36,477	5,000	5,000
Conversion of Saturn Acquisition Holdings, LLC preferred stock to Stock Building Supply Holdings, Inc. preferred stock	—	—	1,079	—	—	—
Dividends accrued on Class B Senior Preferred stock	—	—	—	1,836	—	—
Reclassification and conversion of preferred stock to common stock in connection with the IPO	(5,100)	—	(37,467)	(38,313)	(5,000)	(5,000)
December 31, 2013	—	$—	—	$—	—	$—
18.    Stock Based Compensation

2013 Incentive Plan

In connection with the IPO, the Company adopted the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan ("2013 Incentive Plan"). The 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2013 Incentive Plan or with respect to which awards may be granted may not exceed 1,800,000 shares. In general, if awards under the 2013 Incentive Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2013 Incentive Plan. As of December 31, 2014, a total of 875,163 common shares were available for issuance under the 2013 Incentive Plan.

Nonvested stock awards

Certain employees of the Company were granted common shares during the years ended December 31, 2014, 2013 and 2012. These shares vest over a period of three or four years based on continued employment with the Company.

Stock option awards

During the years ended December 31, 2014, 2013 and 2012, certain employees of the Company were awarded options to purchase common shares. These options vest over a period of three or four years based on continued employment with the Company. The stock options have a maximum contractual term of 10 years from the date of grant.

Restricted stock units

During the years ended December 31, 2014 and 2013, certain directors of the Company were awarded restricted stock units. These units vest over a period of one or two years based on continuing service on the Company's Board of Directors. Restricted stock units convert to shares of common stock upon vesting.

Stock purchases

In January 2012, the Company’s board of directors approved the issuance and sale of 337,636 Class B Common shares to certain members of management for $0.97 per share. These shares were estimated to have a fair value at issuance of $1.98 per share. The Company recorded $0.3 million in stock compensation expense in 2012 as a result of these sales of stock at a price below fair value.

Shares awarded that revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance. Stock based compensation is included in selling, general and administrative expenses on the consolidated statements of operations. The following table highlights stock based compensation for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Nonvested stock	$843	$512	$580
Stock options	1,632	511	383
Restricted stock units	194	26	—
Stock purchases	—	—	342
Stock based compensation	$2,669	$1,049	$1,305

The fair value of stock options was estimated using the Black-Scholes option pricing model. The Company used the following assumptions to value the stock options issued during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected volatility factor (a)	47% - 49%	49% - 51%	58%
Risk-free interest rate (b)	1.8% - 1.9%	1.8% - 2.0%	0.8% - 0.9%
Expected term (in years) (c)	6.0	6.0 - 6.5	3.7 - 3.9
(a)    The Company estimated its volatility factor based on the average volatilities of similar public entities.
(b)    The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.
(c)    For stock options granted during the years ended December 31, 2014 and 2013, the expected term was derived utilizing the "simplified method" in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 110, which uses the mid-point between the vesting date and the expiration date of the award. We believe use of this approach is appropriate given the lack of prior history of option exercises upon which to base an expected term. For stock options granted during the year ended December 31, 2012, the expected term was based on the vesting term and contractual term of the options and the expected exercise behavior of the option holders.

The following is a summary of nonvested stock and restricted stock unit activity:

	Nonvested Stock		Restricted Stock Units
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value
December 31, 2011	668,779	$1.11	—	$—
Granted	234,086	1.98	—	—
Vested	(448,355)	1.51	—	—
Forfeited	(58,437)	1.92	—	—
December 31, 2012	396,073	1.06	—	—
Granted	593,878	16.78	10,000	13.96
Vested	(561,958)	6.51	—	—
Forfeited	—	—	—	—
December 31, 2013	427,993	15.72	10,000	13.96
Granted	44,245	20.34	11,124	18.39
Vested	(388,298)	15.87	(5,000)	13.96
Forfeited	—	—	—	—
December 31, 2014	83,940	$17.46	16,124	$17.02

The following is a summary of stock option award activity:

	Number of Options	Weighted Average Exercise Price	Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at December 31, 2011	910,189	$2.04
Granted	1,006,936	0.97
Exercised	—	—
Forfeited	(1,144,274)	1.82
Outstanding at December 31, 2012	772,851	0.97
Granted	489,377	14.17
Exercised	(546,244)	0.97
Forfeited	(1,500)	14.00
Outstanding at December 31, 2013	714,484	9.98
Granted	362,939	20.29
Exercised	(14,804)	0.97
Forfeited	(36,403)	14.71
Expired	(2,579)	14.00
Outstanding at December 31, 2014	1,023,637	$13.59	8.5	$3,602

Exercisable at December 31, 2014	235,107	$7.76	7.4	$1,795

Vested and expected to vest at December 31, 2014	944,442	$13.22	8.5	$3,566

During the year ended December 31, 2014, the aggregate intrinsic value of the options exercised was $0.2 million.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $9.81, $7.03 and $1.23, respectively. The weighted average grant date fair value for 2012 excludes 910,189 stock options that were affected by the modification described below.

As described in Note 14, the Company forgave a $0.5 million loan to an executive of the Company on June 14, 2013 related to an exercise of 546,244 stock options. Prior to the date of the loan forgiveness, the options were legally exercised, but not considered exercised for accounting purposes. As of the date of the loan forgiveness, the options were considered exercised for accounting purposes. The exercised shares retained their original vesting requirements, and as such, are presented as both an exercise of stock options and a grant of nonvested stock in the tables above.

During the year ended December 31, 2012, the exercise price on 910,189 stock options was revised to $0.97, and 234,086 options were canceled and reissued as nonvested shares. These transactions were accounted for as modifications under ASC 718.

The following table summarizes the Company’s total unrecognized compensation cost related to equity based compensation as of December 31, 2014:

(in thousands, except period data)	Unrecognized Compensation Cost	Weighted Average Remaining Period of Expense Recognition (in years)
Nonvested stock	$1,053	2.4
Stock options	4,166	2.3
Restricted stock units	124	0.5
	$5,343

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

	Year Ended December 31, 2014				December 31, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$1,242,584	$298,304	$12,245	$69,979	$334,990
Coleman Floor	53,132	9,350	117	(453)	8,939
Other reconciling items	—	—	981	(32,637)	27,289
	$1,295,716	$307,654	$13,343		$371,218

	Year Ended December 31, 2013				December 31, 2013
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$1,148,032	$264,322	$11,124	$52,780	$292,047
Coleman Floor	49,005	10,081	134	2,127	10,096
Other reconciling items	—	—	802	(27,104)	16,397
	$1,197,037	$274,403	$12,060		$318,540

	Year Ended December 31, 2012				December 31, 2012
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$905,278	$206,407	$9,901	$23,992	$255,441
Coleman Floor	37,120	8,204	118	1,798	6,327
Other reconciling items	—	117	1,699	(23,797)	24,244
	$942,398	$214,728	$11,718		$286,012

Reconciliation to consolidated financial statements:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Income (loss) from continuing operations before income taxes	$16,427	$(2,162)	$(22,666)
Interest expense	2,684	3,793	4,037
Depreciation and amortization	13,343	12,060	11,718
Impairment of assets held for sale	48	432	361
Public offering transaction-related costs	508	10,008	—
Restructuring expense	73	141	2,853
Management fees	182	1,307	1,379
Non-cash stock compensation expense	2,669	1,049	1,305
Acquisition costs	176	257	284
Severance and other items related to store closures and business optimization	779	1,113	2,375
Reduction of tax indemnification asset	—	—	347
Other items	—	(195)	—
Adjusted EBITDA of Coleman Floor	453	(2,127)	(1,798)
Adjusted EBITDA of other reconciling items	32,637	27,104	23,797
Adjusted EBITDA of geographic divisions reportable segment	$69,979	$52,780	$23,992

The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net sales from external customers by main product lines are as follows for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Structural components	$175,051	$157,975	$106,745
Millwork & other interior products	241,283	219,191	178,449
Lumber & lumber sheet goods	447,565	428,384	333,952
Windows & other exterior products	271,300	249,711	202,532
Other building products & services	160,517	141,776	120,720
Total net sales	$1,295,716	$1,197,037	$942,398
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

The basic and diluted EPS calculations for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012
Income (loss) from continuing operations	$10,087	$(5,036)	$(14,582)
Redeemable Class B Senior Preferred stock deemed dividend	—	(1,836)	(4,480)
Accretion of beneficial conversion feature on Class C Convertible Preferred stock	—	—	(5,000)
Income (loss) attributable to common stockholders, from continuing operations	10,087	(6,872)	(24,062)
Income from discontinued operations, net of tax	332	401	49
Income (loss) attributable to common stockholders	$10,419	$(6,471)	$(24,013)

Weighted average common shares outstanding, basic	25,764,484	18,205,892	13,153,446
Effect of dilutive securities:
Nonvested stock	317,481	—	—
Stock options	138,820	—	—
Restricted stock units	5,330	—	—
Weighted average common shares outstanding, diluted	26,226,115	18,205,892	13,153,446

Basic and Diluted EPS
Income (loss) from continuing operations	$0.39	$(0.38)	$(1.83)
Income from discontinued operations	0.01	0.02	—
Net income (loss) per share	$0.40	$(0.36)	$(1.83)

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Stock option awards	811,834	714,484	772,851
Nonvested stock awards	44,245	427,993	396,073
Restricted stock units	—	10,000	—
Class C Convertible Preferred Stock (as converted basis)	—	—	4,454,889

21.    Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2014 and 2013:

	2014
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$279,983	$344,586	$354,060	$317,087
Gross profit	65,242	82,214	84,392	75,806
Income (loss) from continuing operations	(3,309)	5,480	4,934	2,982
Income from discontinued operations, net of taxes	21	147	40	124
Net income (loss)	(3,288)	5,627	4,974	3,106
Basic income (loss) per share
Income (loss) from continuing operations	$(0.13)	$0.21	$0.19	$0.12
Income from discontinued operations	—	0.01	—	—
Net income (loss) per share	$(0.13)	$0.22	$0.19	$0.12
Diluted income (loss) per share
Income (loss) from continuing operations	$(0.13)	$0.21	$0.19	$0.12
Income from discontinued operations	—	—	—	—
Net income (loss) per share	$(0.13)	$0.21	$0.19	$0.12

	2013
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$248,726	$314,653	$328,468	$305,190
Gross profit	53,790	71,510	75,381	73,722
Income (loss) from continuing operations	(4,214)	1,884	(5,603)	2,897
Income from discontinued operations, net of taxes	157	94	90	60
Net income (loss)	(4,057)	1,978	(5,513)	2,957
Basic income (loss) per share
Income (loss) from continuing operations	$(0.36)	$0.06	$(0.30)	$0.12
Income from discontinued operations	0.01	0.01	—	—
Net income (loss) per share	$(0.35)	$0.07	$(0.30)	$0.12
Diluted income (loss) per share
Income (loss) from continuing operations	$(0.36)	$0.06	$(0.30)	$0.11
Income from discontinued operations	0.01	0.01	—	—
Net income (loss) per share	$(0.35)	$0.07	$(0.30)	$0.11
22.    Subsequent Events

In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility to an unrelated third party for net proceeds of $15.3 million and entered into a lease agreement with an initial term of 15 years.

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosures

None.
Item 9A.    Controls and Procedures
Disclosure controls and procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2014, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Code of Business Conduct and Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer-We have adopted a Code of Ethics which applies to our chief executive officer, chief financial officer, chief accounting officer and all our other employees, and which can be found through our website, www.stocksupply.com under the Investors section. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.
The information required by Item 401 of Regulation S-K will be included under the captions “Election of Directors (Proposal 1)” and “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (“Fiscal 2014 Proxy Statement”) to be held May 28, 2015, which section is incorporated in this item by reference. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Fiscal 2014 Proxy Statement, which sections are incorporated in this item by reference.
Item 11.     Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference. The information required by Item 407(e)(4) of Regulation S-K will be included under the caption “Compensation Committee Interlocks and Insider Participation” in the Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 407(e)(5) of Regulation S-K will be included under the caption “Compensation Committee Report” in the Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item will appear under the headings “Stock Ownership Information” in our Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 201(d) of Regulation S-K will be included under the caption “Stock Ownership Information” in our Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in our Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in our Fiscal 2014 Proxy Statement, which sections are incorporated in this item by reference.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our Fiscal 2014 Proxy Statement, which sections are incorporated in this item by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will appear under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal No. 2)” in our Fiscal 2014 Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.
The list of consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and are hereby incorporated by reference.

2.	Financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.

3.	The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit No.	Description
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
10.6
Amendment No. 5 to Credit Agreement, dated as of May 31, 2012, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.6 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.7
Amendment No. 6 to Credit Agreement and Consent, dated as of December 13, 2012, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.7 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.8
Amendment No. 7 to Credit Agreement and Consent, dated as of December 21, 2012, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.8 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.9
Amendment No. 8 to Credit Agreement and Consent, dated as of May 31, 2013, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.9 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.10
Amendment No. 9 to Credit Agreement and Amendment No. 2 to Security Agreement and Consent, dated as of June 13, 2013, by and among Stock Building Supply Holdings II, LLC, as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.10 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.11
Amendment No. 10 to Credit Agreement, dated as of October 3, 2013, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.6 to the Amended Quarterly Report on Form 10-Q/A, filed with the Commission on November 1, 2013 in Commission File No. 001-36050)

10.12
Amendment No. 11 to Credit Agreement, dated as of February 18, 2014, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent (incorporated by reference to Exhibit 10.12 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on March 10, 2014 in Commission File No. 333-194291)

10.13
Amendment No. 12 to Credit Agreement, dated as of February 25, 2015, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent

10.14
Amended and Restated Professional Services Agreement, dated as of June 13, 2013, by and between Glendon Partners, Inc. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.15
Management Services Agreement, dated as of May 4, 2009, by and between The Gores Group, LLC and Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.12 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.16
Termination of Management Services Agreement, dated as of June 13, 2013, by and between The Gores Group, LLC and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.13 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.17
Contribution Agreement, dated as of November 16, 2011, by and between Saturn Acquisition Holdings, LLC and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.18	Registration rights provisions applicable to certain stockholders of Stock Building Supply Holdings, Inc. (incorporated by reference from Exhibit D of Exhibit 2.2 hereof)
10.19
Director Nomination Agreement, dated as of August 14, 2013, by and among Stock Building Supply Holdings, Inc. and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

Exhibit No.	Description
10.20
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and Jeffrey G. Rea (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.21
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.22
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and Bryan J. Yeazel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.23
Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and Lisa M. Hamblet (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 28, 2014 in Commission File No. 001-36050)

10.24
Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and C. Lowell Ball (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 28, 2014 in Commission File No. 001-36050)

10.25
Separation Agreement, dated as of April 4, 2014, between Stock Building Supply Holdings, Inc. and James F. Drexinger (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 29, 2014 in Commission File No. 001-36050)

10.26
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.27
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.28
Description of Management Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 4, 2014 in Commission File No. 001-36050)

10.29
Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.30
Form of Restricted Stock Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.31
Form of Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

21.1	List of subsidiaries of Stock Building Supply Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included on the signature page)
31.1	Certification by Jeffrey G. Rea, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification by James F. Major, Jr., Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date:	February 27, 2015	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jeffrey G. Rea, C. Lowell Ball and Bryan J. Yeazel and each of them singly, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey G. Rea	President and Chief Executive Officer (principal executive officer)	February 27, 2015
Jeffrey G. Rea

/s/ James F. Major, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 27, 2015
James F. Major, Jr.

/s/ Andrew Freedman	Director and Chairman of the Board	February 27, 2015
Andrew Freedman

/s/ Steven G. Eisner	Director	February 27, 2015
Steven G. Eisner

/s/ Barry J. Goldstein	Director	February 27, 2015
Barry J. Goldstein

/s/ David L. Keltner	Director	February 27, 2015
David L. Keltner

/s/ Robert E. Mellor	Director	February 27, 2015
Robert E. Mellor

/s/ Joseph P. Page	Director	February 27, 2015
Joseph P. Page

/s/ Steve C. Yager	Director	February 27, 2015
Steven C. Yager