Form 10-Q
period 2015-03-31
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2015-04-30
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at April 28, 2015 was 26,176,222 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$8,376	$5,806
Restricted assets	427	1,076
Accounts receivable, net	121,122	114,448
Inventories, net	108,337	98,259
Costs in excess of billings on uncompleted contracts	8,747	7,981
Current income taxes receivable	—	4,863
Prepaid expenses and other current assets	11,311	11,718
Deferred income taxes	1,813	4,081
Total current assets	260,133	248,232
Property and equipment, net of accumulated depreciation	78,499	90,611
Intangible assets, net of accumulated amortization	21,973	22,536
Goodwill	7,186	7,186
Restricted assets	932	861
Other assets	1,342	1,792
Total assets	$370,065	$371,218
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$81,151	$72,029
Accrued expenses and other liabilities	33,960	32,957
Income taxes payable	448	—
Current portion of restructuring reserve	964	892
Current portion of capital lease obligation	2,005	1,706
Billings in excess of costs on uncompleted contracts	829	592
Total current liabilities	119,357	108,176
Revolving line of credit	78,529	90,114
Long-term portion of capital lease obligation	7,286	5,955
Deferred income taxes	13,656	18,880
Other long-term liabilities	7,837	7,222
Total liabilities	226,665	230,347
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,176,056 shares issued and outstanding at March 31, 2015 and December 31, 2014	262	262
Additional paid-in capital	148,010	147,340
Retained deficit	(4,872)	(6,731)
Total stockholders' equity	143,400	140,871
Total liabilities and stockholders' equity	$370,065	$371,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2015	2014
Net sales	$297,620	$279,983
Cost of goods sold	226,299	214,741
Gross profit	71,321	65,242
Selling, general and administrative expenses	70,132	67,127
Depreciation expense	2,075	1,468
Amortization expense	563	563
Impairment of assets held for sale	—	48
Public offering transaction-related costs	—	448
Restructuring expense	192	7
	72,962	69,661
Loss from operations	(1,641)	(4,419)
Other income (expense)
Interest expense	(711)	(631)
Other income, net	612	243
Loss from continuing operations before income taxes	(1,740)	(4,807)
Income tax benefit	(3,591)	(1,498)
Income (loss) from continuing operations	1,851	(3,309)
Income from discontinued operations, net of income tax expense of $5 and $14, respectively	8	21
Net income (loss)	$1,859	$(3,288)

Weighted average common shares outstanding
Basic	26,092,117	25,684,014
Diluted	26,268,186	25,684,014

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$0.07	$(0.13)
Income from discontinued operations	—	—
Net income (loss) per share	$0.07	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$1,859	$(3,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	3,153	2,474
Amortization of intangible assets	563	563
Amortization of debt issuance costs	113	126
Deferred income taxes	(2,956)	(1,593)
Non-cash stock compensation expense	670	485
Impairment of assets held for sale	—	96
Gain on sale of property, equipment and real estate	(208)	(1)
Bad debt expense	951	256
Change in assets and liabilities
Accounts receivable	(7,625)	(420)
Inventories, net	(10,078)	(13,565)
Accounts payable	9,429	24,544
Other assets and liabilities	6,727	(1,321)
Net cash provided by operating activities	2,598	8,356
Cash flows from investing activities
Purchases of property and equipment	(3,920)	(8,449)
Proceeds from sale-leaseback transactions, net	15,296	—
Proceeds from sale of property, equipment and real estate	200	380
Change in restricted assets	578	507
Net cash provided by (used in) investing activities	12,154	(7,562)
Cash flows from financing activities
Proceeds from revolving line of credit	314,229	307,095
Repayments of proceeds from revolving line of credit	(325,814)	(299,548)
Other financing activities	(597)	(1,736)
Net cash (used in) provided by financing activities	(12,182)	5,811
Net increase in cash and cash equivalents	2,570	6,605
Cash and cash equivalents
Beginning of period	5,806	1,138
End of period	$8,376	$7,743

Supplemental disclosure of cash flow information
Non-cash investing and financing transactions
Assets acquired under capital lease obligations	$2,227	$—
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
2.    Basis of Presentation
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Comprehensive income (loss)
Comprehensive income (loss) is equal to the net income (loss) for all periods presented.
Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Currently, ASU 2014-09 is effective for the Company’s annual and interim periods beginning on January 1, 2017. However, in April 2015, the FASB announced its plans to propose extending the deadline for the adoption of ASU 2014-09 by one year. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts, instead of as an asset. ASU 2015-03 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are currently evaluating the impact of the standard on our current accounting policies.
3.    Discontinued Operations
During certain prior years, the Company ceased operations in certain geographic markets. The Company will have no further significant continuing involvement in the sold operations and exited geographic markets. The cessation of operations in these markets has been treated as discontinued operations as the markets had distinguishable cash flows and operations that were eliminated from ongoing operations. To determine if cash flows were eliminated from ongoing operations, we evaluated a number of qualitative and quantitative factors, including, but not limited to, proximity of a closing store to any remaining open stores and the potential sales migration from the closed store to any stores remaining open.

The operating results of the discontinued operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net sales	$—	$—
Restructuring charges	—	5
Gain before income taxes	13	35
Income tax expense	5	14
Net income	8	21
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Prepaid expenses and other current assets	$—	$7
Current assets of discontinued operations	—	7
Accrued expenses and other liabilities	4	175
Current portion of restructuring reserve	—	71
Current liabilities of discontinued operations	$4	$246
4.    Restructuring Costs
In addition to discontinuing operations in certain markets, the Company has instituted store closures, store relocations and reductions in headcount in continuing markets (collectively, the “Restructurings”) in an effort to: (i) strengthen the Company’s competitive position; (ii) reduce costs and (iii) improve operating margins within existing markets that management believes have favorable long-term growth demographics. No significant additional costs are expected to be incurred related to the Restructurings.
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of March 31, 2015:

(in thousands)	Lease Termination Costs	Other Exit Costs	One-Time Employee Termination Benefits	Total
Restructuring reserve, December 31, 2014	$1,810	$—	$14	$1,824
Restructuring charges incurred	36	156	—	192
Cash payments	(304)	(12)	(14)	(330)
Restructuring reserve, March 31, 2015	$1,542	$144	$—	$1,686
The remaining accrual for lease termination costs, which includes costs that will continue to be incurred under lease agreements without economic benefit to the Company, is expected to be fully paid by January 2017 as the related leases expire. The remaining accrual for other exit costs, which includes expenses incurred related to facility relocations, is expected to be fully paid by June 2015.

The restructuring reserve at March 31, 2015 consists of a current portion of $1.0 million and a long-term portion of $0.7 million. The long-term portion is included in other long-term liabilities on the condensed consolidated balance sheets.

5.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Trade receivables	$125,444	$118,531
Allowance for doubtful accounts	(2,085)	(2,101)
Allowance for sales returns and discounts	(2,237)	(1,982)
	$121,122	$114,448
6.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance (“WFCF”), which includes a revolving line of credit (the “Revolver”). The Revolver has been amended for changes in financial covenants, maximum availability, maturity date and interest rate. The following is a summary of the significant terms of the Revolver as of March 31, 2015:

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

The Credit Agreement provides that the Company can use the Revolver availability to issue letters of credit. The fees on any outstanding letters of credit issued under the Revolver include a participation fee equal to the LIBOR Rate Margin. The fee on the unused portion of the Revolver is 0.25%. The Revolver includes a financial covenant that requires the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1.00 as defined by the Credit Agreement. The Fixed Charge Coverage Ratio requirement is only applicable if Adjusted Liquidity, defined as the sum of (i) availability under the Revolver and (ii) Qualified Cash (which includes cash and cash equivalents in deposit accounts or securities accounts or any combination thereof that are subject to a control agreement), is less than $20 million, and remains in effect until the date on which Adjusted Liquidity has been greater than or equal to $20 million for a period of 30 consecutive days. While there can be no assurances, based upon the Company’s forecast, the Company does not expect the financial covenants to become applicable during the year ending December 31, 2015.
The Company had outstanding borrowings of $78.5 million and $90.1 million with net availability of $96.1 million and $72.6 million as of March 31, 2015 and December 31, 2014, respectively. The interest rate on outstanding LIBOR Rate borrowings of $73.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $5.5 million was 3.8% as of March 31, 2015. The interest rate on outstanding LIBOR Rate borrowings of $84.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $6.1 million was 3.8% as of December 31, 2014. The Company had $7.7 million and $8.2 million in letters of credit outstanding under the Credit Agreement as of March 31, 2015 and December 31, 2014, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at March 31, 2015 and December 31, 2014 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognized valuation allowances of $2.0 million and $1.8 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015 and 2014, the Company increased its valuation allowances against deferred tax assets related to continuing operations by $0.2 million and $0.1 million, respectively. The Company is not permitted to carry back any of its existing tax net operating losses related to certain state tax jurisdictions; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may increase the effective tax rate. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
As of December 31, 2014, the Company recognized a liability for uncertain tax positions of $2.9 million within accrued expenses and other liabilities on the condensed consolidated balance sheets related to a payment during 2013 to The Gores Group, LLC (“Gores”) to terminate our management services agreement with Gores (the “Gores Termination Fee”). During the three months ended March 31, 2015, the Company received new information, including a favorable tax ruling from the Internal Revenue Service. With this new information, the Company believes it is more likely than not that its recognition of the payment of the Gores Termination Fee as a deduction will be sustained under examination. During the three months ended March 31, 2015, the Company recognized a $3.0 million tax benefit (the “Gores Termination Fee Tax Benefit”), which resulted from the removal of the liability for uncertain tax positions of $2.9 million and an increase in its deferred tax assets of $0.2 million related to state net operating loss carry-forwards, which were offset by an increase in a valuation allowance of $0.1 million related to the expected realization of these state net operating loss carry-forwards. As of March 31, 2015, the Company has no remaining liabilities for uncertain tax positions.

For the three months ended March 31, 2015, the Company’s effective income tax rate including discontinued operations and other discrete items was 207.6%. Excluding the discrete tax impact related to the Gores Termination Fee Tax Benefit, the effective tax rate from continuing operations for the three months ended March 31, 2015 was 33.5%, which varied from the federal statutory rate of 35% primarily due to the reduction in the annual effective tax rate from a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three months ended March 31, 2014, the Company’s effective income tax rate including discontinued operations and other discrete items was 31.1%, which varied from the federal statutory rate of 35% primarily due to the unfavorable impact of non-deductible secondary offering transaction costs and a reduction in the annual effective tax rate from the Manufacturing Deduction.
The effective income tax rate on continuing operations for the three months ended March 31, 2015 was 206.4% compared to an effective income tax rate on continuing operations of 31.2% for the three months ended March 31, 2014. The increase in the tax rate was primarily due to the discrete tax impact related to the Gores Termination Fee Tax Benefit.
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
In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility, which had been purchased in 2014, to an unrelated third party for net proceeds of $15.3 million and entered into an operating lease with an initial term of 15 years. The Company recorded a deferred gain of $0.5 million, which will be amortized as a reduction to rent expense over the lease term.

9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Nonvested stock	$118	$201
Stock options	484	267
Restricted stock units	68	17
Stock based compensation	$670	$485
The following is a summary of nonvested stock and restricted stock unit activity for the three months ended March 31, 2015:

	Nonvested Stock		Restricted Stock Units
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value
December 31, 2014	83,940	$17.46	16,124	$17.02
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
March 31, 2015	83,940	$17.46	16,124	$17.02
The following is a summary of stock options award activity for the three months ended March 31, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2014	1,023,637	$13.59
Granted	—	—
Exercised	—	—
Forfeited	(2,852)	16.26
Expired	(499)	14.00
March 31, 2015	1,020,286	$13.58
10.    Segments
ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company’s operating segments consist of the East and West divisions along with Coleman Floor, which offers professional flooring installation services. Due to the similar economic characteristics, nature of products, distribution methods and customers, the Company has aggregated our East and West operating segments into one reportable segment, “Geographic divisions.”
In addition to our reportable segment, the Company’s consolidated results include “Coleman Floor” and “Other reconciling items.” Other reconciling items is comprised of our corporate activities.

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$286,001	$68,967	$3,398	$13,735
Coleman Floor	11,619	2,354	44	31
Other reconciling items	—	—	274	(9,832)
	$297,620	$71,321	$3,716

	Three Months Ended March 31, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$268,453	$63,118	$2,819	$8,806
Coleman Floor	11,530	2,124	24	(415)
Other reconciling items	—	—	193	(8,281)
	$279,983	$65,242	$3,036
Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2015	2014
Loss from continuing operations before income taxes	$(1,740)	$(4,807)
Interest expense	711	631
Depreciation and amortization	3,716	3,036
Impairment of assets held for sale	—	48
Public offering transaction-related costs	—	448
Restructuring expense	192	7
Non-cash stock compensation expense	670	485
Severance and other items related to store closures	69	185
Other items	316	77
Adjusted EBITDA of Coleman Floor	(31)	415
Adjusted EBITDA of other reconciling items	9,832	8,281
Adjusted EBITDA of geographic divisions reportable segment	$13,735	$8,806

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
The basic and diluted EPS calculations for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2015	2014
Income (loss) from continuing operations	$1,851	$(3,309)
Income from discontinued operations, net of tax	8	21
Net income (loss)	$1,859	$(3,288)

Weighted average outstanding shares of common stock	26,092,117	25,684,014
Effect of dilutive securities:
Nonvested stock	21,620	—
Stock options	142,459	—
Restricted stock units	11,990	—
Weighted average shares and dilutive shares	26,268,186	25,684,014

Basic and diluted EPS
Income (loss) from continuing operations	$0.07	$(0.13)
Income from discontinued operations	—	—
Net income (loss) per share	$0.07	$(0.13)
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	474,296	719,484
Nonvested stock awards	—	427,993
Restricted stock units	—	10,000

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2014 Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in “Part II, Item 1A. Risk Factors.”
Overview
We are a diversified lumber and building materials distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations in 21 metropolitan areas within 14 states throughout the United States. The 14 states in which we operate accounted for approximately 58% of 2014 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer a broad range of products sourced through a strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home.

Primarily as a result of the improving conditions in the residential construction market, our net sales for the three months ended March 31, 2015 increased 6.3% compared to the prior year period. We estimate sales increased 7.5% due to volume but were partially offset by 1.2% due to commodity price deflation. Our gross profit as a percentage of net sales (“gross margin”) was 24.0% for the three months ended March 31, 2015 compared to 23.3% for the prior year period. We recorded a loss from operations of $1.6 million during the three months ended March 31, 2015, compared to a loss from operations of $4.4 million during the three months ended March 31, 2014. See further discussion in “-Operating Results” below.
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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts increased approximately 4.4% for the three months ended March 31, 2015 as compared to the same period in the prior year, while single-family houses under construction as of March 31, 2015 increased 8.0% as compared to March 31, 2014.
Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect demand for homes and adversely affect our business. We believe continued employment growth, prospective home buyers’ access to financing and improved consumer confidence will be necessary to increase household formation rates. We believe improved household formation rates in turn should increase demand for housing and stimulate new construction.
Commodity nature of our products
Many of the building products we distribute, including lumber, oriented strand board (“OSB”), plywood and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants’ perceptions of short-term supply and demand factors.
The table below reflects changes in average composite framing lumber prices (per thousand board feet) and average composite structural panel prices (per thousand square feet). These prices represent transactions between manufacturers and their customers as reported by Random Lengths and may differ in magnitude or timing from the actual selling prices or cost of goods reported in our operating results. The average composite structural panel prices are based on index prices for OSB and plywood.

	Three Months Ended March 31,
	2015 versus 2014	2015 average price
Change in framing lumber prices	(9)%	$356
Change in structural panel prices	5%	$380
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
Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many larger homebuilders have increased their market share. We currently expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.

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

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2015		2014
Net sales	$297,620	100.0%	$279,983	100.0%
Cost of goods sold	226,299	76.0%	214,741	76.7%
Gross profit	71,321	24.0%	65,242	23.3%
Operating expenses:
Selling, general and administrative expenses	70,132	23.6%	67,127	24.0%
Depreciation expense	2,075	0.7%	1,468	0.5%
Amortization expense	563	0.2%	563	0.2%
Impairment of assets held for sale	—	0.0%	48	0.0%
Public offering transaction-related costs	—	0.0%	448	0.2%
Restructuring expense	192	0.1%	7	0.0%
Loss from operations	(1,641)	(0.6)%	(4,419)	(1.6)%
Other income (expense)
Interest expense	(711)	(0.2)%	(631)	(0.2)%
Other income, net	612	0.2%	243	0.1%
Loss from continuing operations before income taxes	(1,740)	(0.6)%	(4,807)	(1.7)%
Income tax benefit	(3,591)	(1.2)%	(1,498)	(0.5)%
Income (loss) from continuing operations	1,851	0.6%	(3,309)	(1.2)%
Income from discontinued operations, net of income tax expense of $5 and $14, respectively	8	0.0%	21	0.0%
Net income (loss)	$1,859	0.6%	$(3,288)	(1.2)%
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Net sales
For the three months ended March 31, 2015, net sales increased $17.6 million, or 6.3%, to $297.6 million from $280.0 million during the three months ended March 31, 2014. The increase in net sales was primarily driven by increased volume of approximately 7.5%, while the impact of commodity price deflation decreased net sales by approximately 1.2%. We estimate approximately 73% of our net sales for the three months ended March 31, 2015 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 4.4% for the three months ended March 31, 2015 as compared to the same period in the prior year, while single-family houses under construction as of March 31, 2015 increased 8.0% as compared to March 31, 2014. Increases in net sales from Texas, Georgia and California represented approximately 90% of the total net sales increase for the three months ended March 31, 2015.
The following table shows net sales classified by major product category:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$40,578	13.6%	$38,016	13.6%	6.7%
Millwork & other interior products	57,557	19.3%	52,594	18.8%	9.4%
Lumber & lumber sheet goods	101,197	34.0%	96,420	34.4%	5.0%
Windows & other exterior products	60,817	20.4%	57,537	20.6%	5.7%
Other building products & services	37,471	12.7%	35,416	12.6%	5.8%
Total net sales	$297,620	100.0%	$279,983	100.0%	6.3%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 3.5% lower during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Cost of goods sold
For the three months ended March 31, 2015, cost of goods sold increased $11.6 million, or 5.4%, to $226.3 million from $214.7 million during the three months ended March 31, 2014. We estimate our cost of goods sold increased approximately 6.6% as a result of increased sales volumes, while commodity cost deflation resulted in a 1.2% decrease in cost of goods sold.
Gross profit
For the three months ended March 31, 2015, gross profit increased $6.1 million, or 9.3%, to $71.3 million from $65.2 million for the three months ended March 31, 2014, driven primarily by increased sales volumes. Our gross margin was 24.0% for the three months ended March 31, 2015 and 23.3% for the three months ended March 31, 2014. This increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the three months ended March 31, 2015, selling, general and administrative expenses were $70.1 million, up $3.0 million, or 4.5%, from $67.1 million for the three months ended March 31, 2014. The increase was primarily related to higher salary, wage and incentive compensation costs to serve higher sales volumes, as well as health care cost inflation and increased non-cash stock compensation expense.
For the three months ended March 31, 2015, depreciation expense was $2.1 million compared to $1.5 million for the the three months ended March 31, 2015. This increase primarily relates to replacements and additions of fleet and material handling equipment.
For the three months ended March 31, 2015, the Company incurred restructuring expenses of $0.2 million primarily related to costs to relocate a facility within one of our continuing markets.
Other income (expenses)
Interest expense. For the three months ended March 31, 2015, interest expense was $0.7 million compared to $0.6 million for the three months ended March 31, 2014. This increase relates primarily to an increase in Revolver borrowings.
Other income, net. For the three months ended March 31, 2015, other income, net, was $0.6 million compared to $0.2 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company granted a perpetual easement on one of its owned properties to a third party in exchange for $0.5 million.
Income tax from continuing operations
For the three months ended March 31, 2015, the income tax benefit from continuing operations was $3.6 million compared to $1.5 million for the three months ended March 31, 2014. The effective tax rate from continuing operations for the three months ended March 31, 2015 was 206.4%. Excluding the discrete tax impact related to the $3.0 million Gores Termination Fee Tax Benefit, the effective tax rate from continuing operations for the three months ended March 31, 2015 was 33.5%, which varied from the federal statutory rate of 35% primarily due to the reduction in the annual effective tax rate from the Manufacturing Deduction. The effective tax rate from continuing operations for the three months ended March 31, 2014 was 31.2%, which varies from the federal statutory rate of 35% primarily due to the unfavorable impact of non-deductible secondary offering transaction costs and a reduction in the annual effective tax rate from the Manufacturing Deduction.
The Company recognized valuation allowances of $2.0 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2015. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2014 and the first three months of 2015, our capital resources have primarily consisted of cash and cash equivalents and borrowings under our Revolver.

Our liquidity at March 31, 2015 was $104.5 million, which includes $8.4 million in cash and cash equivalents and $96.1 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $132.0 million and $133.2 million as of March 31, 2015 and December 31, 2014, respectively, and net current assets (current assets less current liabilities) were $140.8 million and $140.1 million as of March 31, 2015 and December 31, 2014, respectively, as summarized in the following table:

(in thousands)	March 31, 2015	December 31, 2014
Accounts receivable, net	$121,122	$114,448
Inventories, net	108,337	98,259
Other current assets	21,871	23,780
Income taxes (payable) receivable	(448)	4,863
Accounts payable, accrued expenses and other current liabilities	(118,909)	(108,176)
Total adjusted working capital*	131,973	133,174
Cash and cash equivalents	8,376	5,806
Restricted assets	427	1,076
Total net current assets	$140,776	$140,056
*Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s financial position and liquidity. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as current assets, as determined under GAAP, excluding cash and cash equivalents and restricted assets, minus current liabilities, as determined under GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP or as an indication of our performance. Our calculation of adjusted working capital is not necessarily comparable to similarly titled measures reported by other companies.

Accounts receivable, net, increased $6.7 million from December 31, 2014 to March 31, 2015 and days sales outstanding (measured against net sales in the current fiscal quarter of each period) increased from 32 days at December 31, 2014 to 37 days at March 31, 2015 due to seasonal increases in sales during the latter part of the first quarter of 2015.

Inventories, net, increased $10.1 million from December 31, 2014 to March 31, 2015 and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period) increased from 37 days at December 31, 2014 to 43 days at March 31, 2015 primarily due to seasonal increases in inventory during the first quarter of 2015.

Income taxes payable increased $5.3 million from December 31, 2014 to March 31, 2015. $3.0 million of the increase related to the receipt of income tax refunds and $2.3 million related to the reduction in timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.
Accounts payable, accrued expenses and other liabilities increased $10.7 million from December 31, 2014 to March 31, 2015 primarily due to an increase in the volume of inventory purchases and timing of payroll disbursements.

Cash flows from operating activities
Net cash provided by operating activities was $2.6 million and $8.4 million for the three months ended March 31, 2015 and 2014, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income (loss)	$1,859	$(3,288)
Non-cash expenses	5,242	3,999
Change in deferred income taxes	(2,956)	(1,593)
Change in working capital and other	(1,547)	9,238
Net cash provided by operating activities	$2,598	$8,356
Net cash provided by operating activities declined by $5.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the following:

•	Net income increased by $5.1 million as discussed in “-Operating Results,” above.

•	Non-cash expenses increased by $1.2 million primarily as a result of increases in stock compensation expense and bad debt expense.

•
The decrease in deferred income taxes during the three months ended March 31, 2015 and March 31, 2014 was due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.

•
Cash outflows from changes in working capital and other of $1.5 million for the three months ended March 31, 2015 is primarily attributable to seasonal increases in accounts receivable and inventory offset by increases in accounts payable, accrued expenses and other liabilities and income taxes payable. See “-Adjusted working capital* and net current assets” above for further discussion. Cash inflows from changes in working capital and other of $9.2 million for the three months ended March 31, 2014 is primarily attributable to a $24.5 million increase in accounts payable during the first quarter of 2014 offset by a $13.6 million increase in inventory.

Cash flows from investing activities
Net cash provided by (used in) investing activities was $12.2 million and $(7.6) million for the three months ended March 31, 2015 and 2014, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2015	2014
Purchases of property and equipment	$(3,920)	$(8,449)
Proceeds from sale-leaseback transactions, net	15,296	—
Proceeds from sale of property, equipment and real estate	200	380
Change in restricted assets	578	507
Net cash provided by (used in) investing activities	$12,154	$(7,562)
Cash used for the purchase of property and equipment for the three months ended March 31, 2015 and 2014 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility, which had been purchased in 2014, to an unrelated third party for net proceeds of $15.3 million and entered into an operating lease with an initial term of 15 years.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(12.2) million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2015	2014
Proceeds from Revolver, net of repayments	$(11,585)	$7,547
Payments on capital leases	(597)	(351)
Other financing activities, net	—	(1,385)
Net cash (used in) provided by financing activities	$(12,182)	$5,811
The Company made net repayments of $11.6 million on the Revolver during the three months ended March 31, 2015 as a result of cash generated from operations and proceeds from the sale-leaseback transaction described above. Proceeds from the Revolver were primarily used to fund purchases of property and equipment for the three months ended March 31, 2014.
Other financing activities, net, for the three months ended March 31, 2014 consist primarily of secured borrowings and debt issuance costs.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We currently expect our 2015 capital expenditures to be approximately $25 to $35 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations.

Revolving credit facility
On June 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement has subsequently been amended thirteen times. We were in compliance with all debt covenants for the quarter ended March 31, 2015. We are subject to a financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.00:1.00 if Adjusted Liquidity is less than $20 million. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2015.

We had outstanding borrowings of $78.5 million with net availability of $96.1 million as of March 31, 2015. The interest rate on outstanding LIBOR Rate borrowings of $73.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $5.5 million was 3.8% as of March 31, 2015. We had $7.7 million in letters of credit outstanding under the Credit Agreement as of March 31, 2015. The Revolver is collateralized by substantially all of our assets.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver decreased to $78.5 million at March 31, 2015 from $90.1 million at December 31, 2014.

During the three months ended March 31, 2015, the Company acquired assets under capital leases totaling $2.2 million.

In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility, which had been purchased in 2014, to an unrelated third party for net proceeds of $15.3 million and entered into an operating lease with an initial term of 15 years. Future minimum lease payments under this lease total $15.1 million.
The Company has entered into contracts to purchase or lease fleet and certain equipment, which are non-cancellable, enforceable and legally binding on us. As of March 31, 2015, these purchase obligations totaled $12.0 million.
Off-Balance Sheet Arrangements
At March 31, 2015 and December 31, 2014, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Currently, ASU 2014-09 is effective for the Company’s annual and interim periods beginning on January 1, 2017. However, in April 2015, the FASB announced its plans to propose extending the deadline for the adoption of ASU 2014-09 by one year. Early application is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts, instead of as an asset. ASU 2015-03 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are currently evaluating the impact of the standard on our current accounting policies.

Critical Accounting Policies
There have been no significant material changes to the critical accounting policies as disclosed in the Company’s 2014 Annual Report on Form 10-K.
ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant material changes to the market risks as disclosed in the Company’s 2014 Annual Report on Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles we believe to be reasonable under the circumstances, and we self-insure for employee claims with insurance purchased from independent carriers to cover claims in excess of the self-insured limits. However, insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
ITEM 1A    RISK FACTORS
There have been no material changes in our risk factors from those disclosed in “Part I, Item 1A Risk Factors” in our 2014 Annual Report on Form 10-K. The risks described in our 2014 Annual Report on Form 10-K, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 13 to Credit Agreement, dated as of April 13, 2015, by and among Stock Building Supply Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the co-lead arranger and administrative agent

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: April 29, 2015	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)