Form 10-Q
period 2015-06-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2015-08-05
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at August 4, 2015 was 26,184,593 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$6,934	$5,806
Restricted assets	605	1,076
Accounts receivable, net	132,904	114,448
Inventories, net	109,242	98,259
Costs in excess of billings on uncompleted contracts	11,132	7,981
Current income taxes receivable	—	4,863
Prepaid expenses and other current assets	15,176	11,718
Deferred income taxes	1,853	4,081
Total current assets	277,846	248,232
Property and equipment, net of accumulated depreciation	83,428	90,611
Intangible assets, net of accumulated amortization	21,376	22,536
Goodwill	7,186	7,186
Restricted assets	1,041	861
Other assets	1,225	1,792
Total assets	$392,102	$371,218
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$97,449	$72,029
Accrued expenses and other liabilities	33,563	32,957
Income taxes payable	3,388	—
Current portion of restructuring reserve	874	892
Current portion of capital lease obligation	2,741	1,706
Billings in excess of costs on uncompleted contracts	908	592
Total current liabilities	138,923	108,176
Revolving line of credit	74,748	90,114
Long-term portion of capital lease obligation	9,893	5,955
Deferred income taxes	12,828	18,880
Other long-term liabilities	9,086	7,222
Total liabilities	245,478	230,347
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,189,427 and 26,176,056 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	262	262
Additional paid-in capital	148,664	147,340
Retained deficit	(2,302)	(6,731)
Total stockholders' equity	146,624	140,871
Total liabilities and stockholders' equity	$392,102	$371,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net sales	$350,065	$344,586	$647,685	$624,569
Cost of goods sold	263,654	262,372	489,953	477,113
Gross profit	86,411	82,214	157,732	147,456
Selling, general and administrative expenses	74,655	71,086	144,580	138,213
Depreciation expense	2,243	1,641	4,318	3,109
Amortization expense	597	564	1,160	1,127
Impairment of assets held for sale	—	—	—	48
Merger-related costs	3,262	—	3,469	—
Public offering transaction-related costs	—	—	—	448
Restructuring expense	205	2	397	9
	80,962	73,293	153,924	142,954
Income from operations	5,449	8,921	3,808	4,502
Other income (expense)
Interest expense	(677)	(668)	(1,388)	(1,299)
Other income, net	196	170	808	413
Income from continuing operations before income taxes	4,968	8,423	3,228	3,616
Income tax expense (benefit)	2,437	2,943	(1,154)	1,445
Income from continuing operations	2,531	5,480	4,382	2,171
Income from discontinued operations, net of income tax expense of $24, $94, $29 and $108, respectively	39	147	47	168
Net income	$2,570	$5,627	$4,429	$2,339

Weighted average common shares outstanding
Basic	26,097,615	25,722,671	26,094,881	25,703,449
Diluted	26,329,951	26,224,550	26,299,041	26,212,787

Basic earnings per share
Income from continuing operations	$0.10	$0.21	$0.17	$0.08
Income from discontinued operations	—	0.01	—	0.01
Net income per share	$0.10	$0.22	$0.17	$0.09

Diluted earnings per share
Income from continuing operations	$0.10	$0.21	$0.17	$0.08
Income from discontinued operations	—	—	—	0.01
Net income per share	$0.10	$0.21	$0.17	$0.09
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$4,429	$2,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	6,484	5,319
Amortization of intangible assets	1,160	1,127
Amortization of debt issuance costs	226	239
Deferred income taxes	(3,824)	(3,005)
Non-cash stock compensation expense	1,326	980
Impairment of assets held for sale	—	96
Gain on sale of property, equipment and real estate	(263)	(684)
Bad debt expense	1,288	259
Change in assets and liabilities
Accounts receivable	(18,521)	(19,973)
Inventories, net	(10,209)	(26,260)
Accounts payable	25,579	28,609
Other assets and liabilities	3,520	(927)
Net cash provided by (used in) operating activities	11,195	(11,881)
Cash flows from investing activities
Purchases of property and equipment	(7,385)	(12,837)
Purchase of business	(2,025)	—
Proceeds from sale-leaseback transactions, net	15,296	—
Proceeds from sale of property, equipment and real estate	390	2,603
Change in restricted assets	291	503
Net cash provided by (used in) investing activities	6,567	(9,731)
Cash flows from financing activities
Proceeds from revolving line of credit	674,169	681,675
Repayments of proceeds from revolving line of credit	(689,535)	(649,913)
Other financing activities	(1,268)	(2,172)
Net cash (used in) provided by financing activities	(16,634)	29,590
Net increase in cash and cash equivalents	1,128	7,978
Cash and cash equivalents
Beginning of period	5,806	1,138
End of period	$6,934	$9,116

Supplemental disclosure of cash flow information
Non-cash investing and financing transactions
Assets acquired under capital lease obligations	$6,422	$945
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
Comprehensive income
Comprehensive income is equal to the net income for all periods presented.
Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early application is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. ASU 2015-05 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are currently evaluating the impact of the standard on our current accounting policies.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 is effective for the Company’s annual and interim periods beginning on January 1, 2017. We have not yet evaluated the impact of the standard on our current accounting policies.
3.    Merger Agreement with Building Materials Holding Corporation
On June 2, 2015, the Company and Building Materials Holding Corporation, a Delaware corporation (“BMC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BMC, subject to certain conditions, will be merged with and into the Company, with the Company surviving the merger (the “Merger”).

Under the terms of the Merger Agreement, which has been unanimously approved by the board of directors of each company, BMC stockholders will receive 0.5231 newly issued Company shares for each BMC share. Upon the closing of the transaction, BMC stockholders will own approximately 60% of the merged entity, with stockholders of the Company immediately prior to the closing of the Merger owning approximately 40%. The transaction is structured to be tax-free to the stockholders of both companies, and is expected to close in the fourth quarter of 2015, subject to approval by the stockholders of the Company and BMC and typical regulatory clearances.

On June 25, 2015, the Company received notification that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (“HSR”), for the Merger had been granted by the United States Federal Trade Commission. The early termination of the waiting period under HSR satisfied one of the conditions to the closing of the Merger.

The Merger Agreement contains customary representations and warranties from both the Company and BMC, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the Merger. In addition, the Company and BMC have made customary non-solicitation covenants prohibiting each from (i) soliciting, providing non-public information or engaging or participating in any discussions or negotiations concerning proposals relating to alternative business combination transactions, or (ii) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and BMC, including in the event that (i) the Merger is not consummated on or before December 31, 2015, (ii) the approval of the stockholders of the Company is not obtained at a stockholder meeting, (iii) the approval of the stockholders of BMC is not obtained pursuant to written consent, (iv) the other party’s board of directors changes its recommendation to its stockholders due to an intervening event or (v) either the Company or BMC terminates the Merger Agreement to enter into a binding agreement providing for a superior alternative transaction. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including in connection with a change in the recommendation of the board of directors of the Company or BMC or a termination of the Merger Agreement by the Company or BMC to enter into a binding agreement providing for a superior alternative transaction, the Company or BMC, as the case may be, will pay to the other party a termination fee. The termination fee payable by the Company equals $15.7 million in cash. The termination fee payable by BMC equals $23.6 million in cash.

For further information related to the Merger, please refer to our Current Report on Form 8-K filed with the SEC on June 5, 2015. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

The Company incurred Merger-related costs of $3.3 million and $3.5 million for the three and six months ended June 30, 2015, respectively.

4.    Acquisition of Guilford Builders Supply
On June 1, 2015, the Company acquired certain assets and assumed certain liabilities of Guilford Builders Supply (“GBS”), a provider of building materials and custom millwork located in Greensboro, North Carolina, for a preliminary purchase price of $2.2 million. The purchase price includes an initial holdback of $0.2 million due to the sellers on June 1, 2016. The holdback amount may be reduced under certain circumstances, including the Company’s inability to collect upon acquired receivables.

The acquisition was accounted for by the acquisition method, whereby the results of operations of GBS are included in the Company’s consolidated financial statements beginning on the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed. No goodwill resulted from the acquisition. The impact of the acquisition on our operating results was not significant for the reporting of pro forma financial information.

The Company incurred transaction costs of $0.1 million for the three and six months ended June 30, 2015, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

5.    Discontinued Operations
The results of operations for the Company’s discontinued operations, which include certain operations that were sold or exited in certain prior years, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net sales	$—	$—	$—	$—
Restructuring charges	—	11	—	16
Gain before income taxes	63	241	76	276
Income tax expense	24	94	29	108
Net income	39	147	47	168
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Prepaid expenses and other current assets	$—	$7
Current assets of discontinued operations	—	7
Accrued expenses and other liabilities	—	175
Current portion of restructuring reserve	—	71
Current liabilities of discontinued operations	$—	$246
6.    Restructuring Costs
In addition to the discontinued operations, the Company has instituted store closures, store relocations and reductions in headcount in certain markets (collectively, the “Restructurings”) in an effort to: (i) strengthen the Company’s competitive position, (ii) reduce costs and (iii) improve operating margins within these markets. No significant additional costs are expected to be incurred related to the Restructurings.
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of June 30, 2015:

(in thousands)	Lease Termination Costs	Other Exit Costs	One-Time Employee Termination Benefits	Total
Restructuring reserve, December 31, 2014	$1,810	$—	$14	$1,824
Restructuring charges incurred	89	308	—	397
Cash payments	(508)	(308)	(14)	(830)
Restructuring reserve, June 30, 2015	$1,391	$—	$—	$1,391
The remaining accrual for lease termination costs, which includes costs that will continue to be incurred under lease agreements without economic benefit to the Company, is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at June 30, 2015 consists of a current portion of $0.9 million and a long-term portion of $0.5 million. The long-term portion is included in other long-term liabilities on the condensed consolidated balance sheets.

7.    Accounts Receivable
Accounts receivable consist of the following at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Trade receivables	$137,389	$118,531
Allowance for doubtful accounts	(2,290)	(2,101)
Allowance for sales returns and discounts	(2,195)	(1,982)
	$132,904	$114,448
8.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance (“WFCF”), which includes a revolving line of credit (the “Revolver”). The Revolver has been amended for changes in financial covenants, maximum availability, maturity date, interest rate and other terms. The following is a summary of the significant terms of the Revolver as of June 30, 2015:

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
The Company had outstanding borrowings of $74.7 million and $90.1 million with net availability of $110.5 million and $72.6 million as of June 30, 2015 and December 31, 2014, respectively. The interest rate on outstanding LIBOR Rate borrowings of $73.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $1.7 million was 3.8% as of June 30, 2015. The interest rate on outstanding LIBOR Rate borrowings of $84.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $6.1 million was 3.8% as of December 31, 2014. The Company had $9.5 million and $8.2 million in letters of credit outstanding under the Credit Agreement as of June 30, 2015 and December 31, 2014, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at June 30, 2015 and December 31, 2014 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820, Fair Value Measurement.

9.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognized valuation allowances of $1.9 million and $1.8 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2015 and December 31, 2014, respectively. The Company is not permitted to carry back any of its existing tax net operating losses related to certain state tax jurisdictions; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may increase the effective tax rate. However, given the Company’s current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
As of December 31, 2014, the Company recognized a liability for uncertain tax positions of $2.9 million within accrued expenses and other liabilities on the condensed consolidated balance sheets related to a payment during 2013 to The Gores Group, LLC (“Gores”) to terminate our management services agreement with Gores (the “Gores Termination Fee”). During the three months ended March 31, 2015, the Company received new information, including a favorable tax ruling from the Internal Revenue Service. With this new information, the Company believes it is more likely than not that its recognition of the payment of the Gores Termination Fee as a deduction will be sustained under examination. During the three months ended March 31, 2015, the Company recognized a $3.0 million tax benefit (the “Gores Termination Fee Tax Benefit”), which resulted from the removal of the liability for uncertain tax positions of $2.9 million and an increase in its deferred tax assets of $0.2 million related to state net operating loss carry-forwards, which were offset by an increase in a valuation allowance of $0.1 million related to the expected realization of these state net operating loss carry-forwards. As of June 30, 2015, the Company has no remaining liabilities for uncertain tax positions.

For the three and six months ended June 30, 2015, the effective tax rate from continuing operations was 49.1% and (35.7)%, respectively. Excluding the discrete tax impact related to the Gores Termination Fee Tax Benefit and non-deductible Merger-related costs of $2.4 million, the effective tax rate from continuing operations was 32.3% and 31.6% for the three and six months ended June 30, 2015, respectively, which varied from the federal statutory rate of 35% primarily due to a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three and six months ended June 30, 2014, the effective tax rate from continuing operations was 34.9% and 40.0%, respectively, which varied from the federal statutory rate of 35% primarily due to state taxes and non-deductible secondary offering transaction-related costs.

10.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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
11.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Nonvested stock	$123	$187	$241	$388
Stock options	486	268	970	535
Restricted stock units	47	40	115	57
Stock based compensation	$656	$495	$1,326	$980

The following is a summary of nonvested stock and restricted stock unit activity for the six months ended June 30, 2015:

	Nonvested Stock		Restricted Stock Units
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value
December 31, 2014	83,940	$17.46	16,124	$17.02
Granted	—	—	—	—
Vested	—	—	(11,124)	18.39
Forfeited	—	—	—	—
June 30, 2015	83,940	$17.46	5,000	$13.96
The following is a summary of stock options award activity for the six months ended June 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2014	1,023,637	$13.59
Granted	—	—
Exercised	(2,247)	14.00
Forfeited	(22,120)	17.69
Expired	(1,829)	14.00
June 30, 2015	997,441	$13.50
12.    Segments
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
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$335,520	$83,420	$3,561	$22,599
Coleman Floor	14,545	3,064	38	777
Other reconciling items	—	(73)	329	(9,044)
	$350,065	$86,411	$3,928

	Three Months Ended June 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$331,390	$80,002	$3,144	$21,382
Coleman Floor	13,196	2,212	29	(182)
Other reconciling items	—	—	237	(8,260)
	$344,586	$82,214	$3,410

	Six Months Ended June 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	621,521	152,387	6,959	36,334
Coleman Floor	26,164	5,418	81	807
Other reconciling items	—	(73)	604	(18,875)
	$647,685	$157,732	$7,644

	Six Months Ended June 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	599,843	143,120	5,963	30,188
Coleman Floor	24,726	4,336	53	(597)
Other reconciling items	—	—	430	(16,541)
	$624,569	$147,456	$6,446
Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Income from continuing operations before income taxes	$4,968	$8,423	$3,228	$3,616
Interest expense	677	668	1,388	1,299
Depreciation and amortization	3,928	3,410	7,644	6,446
Impairment of assets held for sale	—	—	—	48
Merger-related costs	3,262	—	3,469	—
Public offering transaction-related costs	—	—	—	448
Restructuring expense	205	2	397	9
Non-cash stock compensation expense	656	495	1,326	980
Severance and other items related to store closures	524	(70)	593	115
Other items	112	12	221	89
Adjusted EBITDA of Coleman Floor	(777)	182	(807)	597
Adjusted EBITDA of other reconciling items	9,044	8,260	18,875	16,541
Adjusted EBITDA of geographic divisions reportable segment	$22,599	$21,382	$36,334	$30,188

13.    Income (Loss) Per Common Share
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
The basic and diluted EPS calculations for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Income from continuing operations	$2,531	$5,480	$4,382	$2,171
Income from discontinued operations, net of tax	39	147	47	168
Net income	$2,570	$5,627	$4,429	$2,339

Weighted average outstanding shares of common stock	26,097,615	25,722,671	26,094,881	25,703,449
Effect of dilutive securities:
Nonvested stock	32,293	351,741	26,956	361,322
Stock options	189,452	145,290	165,914	143,791
Restricted stock units	10,591	4,848	11,290	4,225
Weighted average shares and dilutive shares	26,329,951	26,224,550	26,299,041	26,212,787

Basic EPS
Income from continuing operations	$0.10	$0.21	$0.17	$0.08
Income from discontinued operations	—	0.01	—	0.01
Net income per share	$0.10	$0.22	$0.17	$0.09

Diluted EPS
Income from continuing operations	$0.10	$0.21	$0.17	$0.08
Income from discontinued operations	—	—	—	0.01
Net income per share	$0.10	$0.21	$0.17	$0.09
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	367,031	127,773	367,031	127,773

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
Overview
We are a diversified lumber and building materials distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations in 20 metropolitan areas within 13 states throughout the United States. The 13 states in which we operate accounted for approximately 49% of 2014 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation management services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer a broad range of products sourced through a strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home.

Primarily as a result of the improving conditions in the residential construction market, our net sales for the three months ended June 30, 2015 increased 1.6% compared to the prior year period. We estimate sales increased 5.0% due to volume but were partially offset by 3.4% due to commodity price deflation. Our gross profit as a percentage of net sales (“gross margin”) was 24.7% for the three months ended June 30, 2015 compared to 23.9% for the prior year period. We recorded income from operations of $5.4 million during the three months ended June 30, 2015 compared to $8.9 million during the three months ended June 30, 2014. Income from operations for the three months ended June 30, 2015 was impacted by $3.3 million of merger-related costs. See further discussion in “-Operating Results” below.
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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts increased approximately 12.4% for the three months ended June 30, 2015 as compared to the same period in the prior year, while single-family houses under construction as of June 30, 2015 increased 8.5% as compared to June 30, 2014.
Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect demand for homes and adversely affect our business. We believe continued employment growth, prospective home buyers’ access to financing and improved consumer confidence will be necessary to increase household formation rates. We believe improved household formation rates should increase demand for housing and stimulate new construction.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 versus 2014	2015 average price	2015 versus 2014	2015 average price
Change in framing lumber prices	(12)%	$327	(11)%	$342
Change in structural panel prices	(2)%	$364	1%	$372
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
Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many larger homebuilders have increased their market share. We currently expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This trend could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.

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

Merger Agreement with Building Materials Holding Corporation
On June 2, 2015, the Company and BMC entered into the Merger Agreement, pursuant to which BMC, subject to certain conditions, will be merged with and into the Company, with the Company surviving the Merger.

Under the terms of the Merger Agreement, which has been unanimously approved by the board of directors of each company, BMC stockholders will receive 0.5231 newly issued Company shares for each BMC share. Upon the closing of the transaction, BMC stockholders will own approximately 60% of the merged entity, with stockholders of the Company immediately prior to the closing of the Merger owning approximately 40%. The transaction is structured to be tax-free to the stockholders of both companies, and is expected to close in the fourth quarter of 2015, subject to approval by the stockholders of the Company and BMC and typical regulatory clearances.

On June 25, 2015, the Company received notification that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (“HSR”), for the Merger had been granted by the United States Federal Trade Commission. The early termination of the waiting period under HSR satisfied one of the conditions to the closing of the Merger.

The Merger Agreement contains customary representations and warranties from both the Company and BMC, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the Merger. In addition, the Company and BMC have made customary non-solicitation covenants prohibiting each from (i) soliciting, providing non-public information or engaging or participating in any discussions or negotiations concerning proposals relating to alternative business combination transactions, or (ii) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and BMC, including in the event that (i) the Merger is not consummated on or before December 31, 2015, (ii) the approval of the stockholders of the Company is not obtained at a stockholder meeting, (iii) the approval of the stockholders of BMC is not obtained pursuant to written consent, (iv) the other party’s board of directors changes its recommendation to its stockholders due to an intervening event or (v) either the Company or BMC terminates the Merger Agreement to enter into a binding agreement providing for a superior alternative transaction. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including in connection with a change in the recommendation of the board of directors of the Company or BMC or a termination of the Merger Agreement by the Company or BMC to enter into a binding agreement providing for a superior alternative transaction, the Company or BMC, as the case may be, will pay to the other party a termination fee. The termination fee payable by the Company equals $15.7 million in cash. The termination fee payable by BMC equals $23.6 million in cash.

For further information related to the Merger, please refer to our Current Report on Form 8-K filed with the SEC on June 5, 2015. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2015		2014		2015		2014
Net sales	$350,065	100.0%	$344,586	100.0%	$647,685	100.0%	$624,569	100.0%
Cost of goods sold	263,654	75.3%	262,372	76.1%	489,953	75.6%	477,113	76.4%
Gross profit	86,411	24.7%	82,214	23.9%	157,732	24.4%	147,456	23.6%
Operating expenses:
Selling, general and administrative expenses	74,655	21.3%	71,086	20.6%	144,580	22.3%	138,213	22.1%
Depreciation expense	2,243	0.6%	1,641	0.5%	4,318	0.7%	3,109	0.5%
Amortization expense	597	0.2%	564	0.2%	1,160	0.2%	1,127	0.2%
Impairment of assets held for sale	—	0.0%	—	0.0%	—	0.0%	48	0.0%
Merger-related costs	3,262	0.9%	—	0.0%	3,469	0.5%	—	0.0%
Public offering transaction-related costs	—	0.0%	—	0.0%	—	0.0%	448	0.1%
Restructuring expense	205	0.1%	2	0.0%	397	0.1%	9	0.0%
Income from operations	5,449	1.6%	8,921	2.6%	3,808	0.6%	4,502	0.7%
Other income (expense)
Interest expense	(677)	(0.2)%	(668)	(0.2)%	(1,388)	(0.2)%	(1,299)	(0.2)%
Other income, net	196	0.1%	170	0.0%	808	0.1%	413	0.1%
Income from continuing operations before income taxes	4,968	1.4%	8,423	2.4%	3,228	0.5%	3,616	0.6%
Income tax expense (benefit)	2,437	0.7%	2,943	0.8%	(1,154)	(0.2)%	1,445	0.2%
Income from continuing operations	2,531	0.7%	5,480	1.6%	4,382	0.7%	2,171	0.4%
Income from discontinued operations, net of income tax expense of $24, $94, $29 and $108, respectively	39	0.0%	147	0.0%	47	0.0%	168	0.0%
Net income	$2,570	0.7%	$5,627	1.6%	$4,429	0.7%	$2,339	0.4%
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Net sales
For the three months ended June 30, 2015, net sales increased $5.5 million, or 1.6%, to $350.1 million from $344.6 million during the three months ended June 30, 2014. The increase in net sales was primarily driven by increased volume of approximately 5.0%, while the impact of commodity price deflation decreased net sales by approximately 3.4%. We estimate approximately 74% of our net sales for the three months ended June 30, 2015 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 12.4% for the three months ended June 30, 2015 as compared to the same period in the prior year, while single-family houses under construction as of June 30, 2015 increased 8.5% as compared to June 30, 2014. Increases in net sales from California, Georgia and Utah accounted for the majority of the total increase in net sales for the three months ended June 30, 2015.

The following table shows net sales classified by major product category:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$50,472	14.4%	$45,667	13.3%	10.5%
Millwork & other interior products	64,385	18.4%	61,113	17.7%	5.4%
Lumber & lumber sheet goods	116,814	33.4%	123,743	35.9%	(5.6)%
Windows & other exterior products	72,377	20.7%	70,758	20.5%	2.3%
Other building products & services	46,017	13.1%	43,305	12.6%	6.3%
Total net sales	$350,065	100.0%	$344,586	100.0%	1.6%
Increased sales volume was achieved across all product categories, with the exception of lumber & lumber sheet goods. Average selling prices for lumber & lumber sheet goods were approximately 9.4% lower during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Cost of goods sold
For the three months ended June 30, 2015, cost of goods sold increased $1.3 million, or 0.5%, to $263.7 million from $262.4 million during the three months ended June 30, 2014. We estimate our cost of goods sold increased approximately 4.5% as a result of increased sales volumes, while commodity cost deflation resulted in a 4.0% decrease in cost of goods sold.
Gross profit
For the three months ended June 30, 2015, gross profit increased $4.2 million, or 5.1%, to $86.4 million from $82.2 million for the three months ended June 30, 2014, driven primarily by increased sales volumes. Our gross margin was 24.7% for the three months ended June 30, 2015 and 23.9% for the three months ended June 30, 2014. This increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the three months ended June 30, 2015, selling, general and administrative expenses were $74.7 million, up $3.6 million, or 5.0%, from $71.1 million for the three months ended June 30, 2014. The increase was primarily related to higher salary, wage and incentive compensation costs to serve higher sales volumes, associate health care cost inflation and certain expenses related to previously closed store locations.
For the three months ended June 30, 2015, depreciation expense was $2.2 million compared to $1.6 million for the the three months ended June 30, 2014. This increase primarily relates to replacements and additions of fleet and material handling equipment.
For the three months ended June 30, 2015, the Company incurred $3.3 million of merger-related costs in relation to the Merger described in “-Merger Agreement with Building Materials Holding Corporation” above.
For the three months ended June 30, 2015, the Company incurred restructuring expenses of $0.2 million primarily related to costs to relocate a facility within one of our continuing markets.
Income tax from continuing operations
For the three months ended June 30, 2015, the income tax expense from continuing operations was $2.4 million compared to $2.9 million for the three months ended June 30, 2014. The effective tax rate from continuing operations for the three months ended June 30, 2015 was 49.1%. Excluding the discrete tax impact related to non-deductible Merger-related costs of $2.4 million, the effective tax rate from continuing operations for the three months ended June 30, 2015 was 32.3%, which varied from the federal statutory rate of 35% primarily due to the Manufacturing Deduction. The effective tax rate from continuing operations for the three months ended June 30, 2014 was 34.9%.
The Company recognized valuation allowances of $1.9 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2015. Given the Company’s current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
Net sales
For the six months ended June 30, 2015, net sales increased $23.1 million, or 3.7%, to $647.7 million from $624.6 million during the six months ended June 30, 2014. The increase in net sales was primarily driven by increased volume of approximately 6.1%, while the impact of commodity price deflation decreased net sales by approximately 2.4%. We estimate approximately 74% of our net sales for the six months ended June 30, 2015 were to customers engaged in new single-family construction.  According to the U.S. Census Bureau, single-family housing starts increased approximately 9.1% for the six months ended June 30, 2015 as compared to the same period in the prior year, while single-family houses under construction as of June 30, 2015 increased 8.5% as compared to June 30, 2014. Increases in net sales from California, Texas and Georgia represented approximately 86% of the total net sales increase for the six months ended June 30, 2015 as compared to the prior year period.
The following table shows net sales classified by major product category:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$91,050	14.1%	$83,683	13.4%	8.8%
Millwork & other interior products	121,942	18.8%	113,707	18.2%	7.2%
Lumber & lumber sheet goods	218,011	33.7%	220,163	35.3%	(1.0)%
Windows & other exterior products	133,194	20.6%	128,295	20.5%	3.8%
Other building products & services	83,488	12.8%	78,721	12.6%	6.1%
Total net sales	$647,685	100.0%	$624,569	100.0%	3.7%
Increased sales volume was achieved across all product categories, with the exception of lumber & lumber sheet goods. Average selling prices for lumber & lumber sheet goods were approximately 6.8% lower during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cost of goods sold
For the six months ended June 30, 2015, cost of goods sold increased $12.9 million, or 2.7%, to $490.0 million from $477.1 million during the six months ended June 30, 2014. We estimate our cost of goods sold increased approximately 5.4% as a result of increased sales volumes, while commodity cost deflation resulted in a 2.7% decrease in cost of goods sold.
Gross profit
For the six months ended June 30, 2015, gross profit increased $10.2 million, or 7.0%, to $157.7 million from $147.5 million for the six months ended June 30, 2014, driven primarily by increased sales volumes. Our gross margin was 24.4% for the six months ended June 30, 2015 and 23.6% for the six months ended June 30, 2014. This increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the six months ended June 30, 2015, selling, general and administrative expenses increased $6.4 million, or 4.6%, to $144.6 million, or 22.3% of net sales, from $138.2 million, or 22.1% of net sales, for the six months ended June 30, 2014. The increase was primarily related to higher salary, wage and incentive compensation costs to serve higher sales volumes, associate health care cost inflation, certain expenses related to previously closed store locations, bad debt expense and non-cash stock compensation.
For the six months ended June 30, 2015, depreciation expense was $4.3 million compared to $3.1 million for the the six months ended June 30, 2014. This increase primarily relates to replacements and additions of fleet and material handling equipment.
For the six months ended June 30, 2015, the Company incurred $3.5 million of merger-related costs in relation to the Merger described in “-Merger Agreement with Building Materials Holding Corporation” above.

For the six months ended June 30, 2015, the Company incurred restructuring expenses of $0.4 million primarily related to costs to relocate a facility within one of our continuing markets.
Other income (expenses)
Other income, net. For the six months ended June 30, 2015, other income, net, was $0.8 million compared to $0.4 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company granted a perpetual easement on one of its owned properties to a third party in exchange for $0.5 million.
Income tax from continuing operations
For the six months ended June 30, 2015, the income tax benefit from continuing operations was $1.2 million compared to income tax expense of $1.4 million for the six months ended June 30, 2014. The effective tax rate from continuing operations for the six months ended June 30, 2015 was (35.7)%. Excluding the discrete tax impact related to the $3.0 million Gores Termination Fee Tax Benefit and non-deductible Merger-related costs of $2.4 million, the effective tax rate from continuing operations for the six months ended June 30, 2015 was 31.6%, which varied from the federal statutory rate of 35% primarily due to the Manufacturing Deduction. The effective tax rate from continuing operations for the six months ended June 30, 2014 was 40.0%, which varied from the federal statutory rate of 35% primarily due to state taxes and non-deductible secondary offering transaction-related costs.
The Company recognized valuation allowances of $1.9 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2015. Given the Company’s current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2014 and the first six months of 2015, our capital resources have primarily consisted of cash and cash equivalents and borrowings under our Revolver.
Our liquidity at June 30, 2015 was $117.4 million, which includes $6.9 million in cash and cash equivalents and $110.5 million of unused borrowing capacity under our Revolver.
The Merger may impact our future liquidity. The Company and BMC received a joint commitment from Wells Fargo Bank, N.A. and Goldman Sachs Bank USA, contingent upon the closing of the Merger, to consolidate and increase the available borrowing limit under their existing revolving asset based loan facilities to $450 million for use by the combined company. Available funds will be used to refinance outstanding balances under the current revolving credit facilities, to support up to $75 million in letters of credit and fund transaction costs, general corporate purposes and working capital. Additionally, $250 million of existing BMC 9.0% Senior Secured Notes due in 2018 are expected to remain outstanding and shall be the obligation of the combined company following the closing of the Merger.

We believe that our cash flows from operations, combined with our current cash levels, and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $131.4 million and $133.2 million as of June 30, 2015 and December 31, 2014, respectively, and net current assets (current assets less current liabilities) were $138.9 million and $140.1 million as of June 30, 2015 and December 31, 2014, respectively, as summarized in the following table:

(in thousands)	June 30, 2015	December 31, 2014
Accounts receivable, net	$132,904	$114,448
Inventories, net	109,242	98,259
Other current assets	28,161	23,780
Income taxes (payable) receivable	(3,388)	4,863
Accounts payable, accrued expenses and other current liabilities	(135,535)	(108,176)
Total adjusted working capital*	131,384	133,174
Cash and cash equivalents	6,934	5,806
Restricted assets	605	1,076
Total net current assets	$138,923	$140,056
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

Accounts receivable, net, increased $18.5 million from December 31, 2014 to June 30, 2015 and days sales outstanding (measured against net sales in the current fiscal quarter of each period) increased from 32 days at December 31, 2014 to 34 days at June 30, 2015 primarily due to seasonal increases in sales.

Inventories, net, increased $11.0 million from December 31, 2014 to June 30, 2015 primarily due to seasonal increases in inventory and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period) was 37 days at December 31, 2014 and June 30, 2015.

Income taxes payable increased $8.3 million from December 31, 2014 to June 30, 2015. $2.6 million of the increase related to the receipt of income tax refunds and $5.7 million related primarily to the reduction in timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.
Accounts payable, accrued expenses and other liabilities increased $27.4 million from December 31, 2014 to June 30, 2015 primarily due to an increase in the volume of inventory purchases.
Cash flows from operating activities
Net cash provided by (used in) operating activities was $11.2 million and $(11.9) million for the six months ended June 30, 2015 and 2014, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net income	$4,429	$2,339
Non-cash expenses	10,221	7,336
Change in deferred income taxes	(3,824)	(3,005)
Change in working capital and other	369	(18,551)
Net cash provided by (used in) operating activities	$11,195	$(11,881)

Net cash provided by operating activities increased by $23.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the following:

•	Net income increased by $2.1 million as discussed in “-Operating Results,” above.

•	Non-cash expenses increased by $2.9 million primarily as a result of increases in depreciation expense, stock compensation expense and bad debt expense.

•
The decrease in deferred income taxes during the six months ended June 30, 2015 and June 30, 2014 was due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.

•
Cash inflows from changes in working capital and other of $0.4 million for the six months ended June 30, 2015 is primarily attributable to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “-Adjusted working capital* and net current assets” above for further discussion. Cash outflows from changes in working capital and other of $18.6 million for the six months ended June 30, 2014 is primarily attributable to a significant increase in inventory during that period.

Cash flows from investing activities
Net cash provided by (used in) investing activities was $6.6 million and $(9.7) million for the six months ended June 30, 2015 and 2014, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2015	2014
Purchases of property and equipment	$(7,385)	$(12,837)
Purchase of business	(2,025)	—
Proceeds from sale-leaseback transactions, net	15,296	—
Proceeds from sale of property, equipment and real estate	390	2,603
Change in restricted assets	291	503
Net cash provided by (used in) investing activities	$6,567	$(9,731)
Cash used for the purchase of property and equipment for the six months ended June 30, 2015 and 2014 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
In June 2015, the Company acquired certain assets and assumed certain liabilities of Guilford Builders Supply, a provider of building materials and custom millwork located in Greensboro, North Carolina, for a preliminary purchase price of $2.2 million, less an initial holdback of $0.2 million.
In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility, which had been purchased in 2014, to an unrelated third party for net proceeds of $15.3 million and entered into an operating lease with an initial term of 15 years.
Cash provided by the sale of property, equipment and real estate for the six months ended June 30, 2015 resulted primarily from the sale of vehicles, while cash provided by the sale of property, equipment and real estate for the six months ended June 30, 2014 resulted primarily from the sale of real estate.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(16.6) million and $29.6 million for the six months ended June 30, 2015 and 2014, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2015	2014
Proceeds from Revolver, net of repayments	$(15,366)	$31,762
Payments on capital leases	(1,432)	(736)
Other financing activities, net	164	(1,436)
Net cash (used in) provided by financing activities	$(16,634)	$29,590
The Company made net repayments of $15.4 million on the Revolver during the six months ended June 30, 2015 primarily as a result of cash generated from operations and proceeds from the sale-leaseback transaction described above. Proceeds from the Revolver were primarily used to fund cash used in operating activities and purchases of property and equipment for the six months ended June 30, 2014.
Other financing activities, net, for the six months ended June 30, 2014 consist primarily of debt issuance costs and the repayment of secured borrowings.

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

Revolving credit facility
On June 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement has subsequently been amended thirteen times. We were in compliance with all debt covenants for the quarter ended June 30, 2015. We are subject to a financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.00:1.00 if Adjusted Liquidity is less than $20 million. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2015.

We had outstanding borrowings of $74.7 million with net availability of $110.5 million as of June 30, 2015. The interest rate on outstanding LIBOR Rate borrowings of $73.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $1.7 million was 3.8% as of June 30, 2015. We had $9.5 million in letters of credit outstanding under the Credit Agreement as of June 30, 2015. The Revolver is collateralized by substantially all of our assets.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver decreased to $74.7 million at June 30, 2015 from $90.1 million at December 31, 2014.

During the six months ended June 30, 2015, the Company acquired assets under capital leases totaling $6.4 million.

In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility, which had been purchased in 2014, to an unrelated third party for net proceeds of $15.3 million and entered into an operating lease with an initial term of 15 years. Minimum lease payments under this lease total $14.8 million.
The Company has entered into contracts to purchase or lease fleet and certain equipment, which are non-cancellable, enforceable and legally binding on us. As of June 30, 2015, these purchase obligations totaled $8.6 million.
Off-Balance Sheet Arrangements
At June 30, 2015 and December 31, 2014, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early application is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the standard on our current accounting policies.

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

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. ASU 2015-05 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are currently evaluating the impact of the standard on our current accounting policies.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 is effective for the Company’s annual and interim periods beginning on January 1, 2017. We have not yet evaluated the impact of the standard on our current accounting policies.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles we believe to be reasonable under the circumstances, and we self-insure for employee claims with insurance purchased from independent carriers to cover claims in excess of the self-insured limits. However, insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not currently believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
ITEM 1A    RISK FACTORS
Please refer to “Part I, Item 1A., Risk Factors” in our 2014 Annual Report on Form 10-K for information regarding factors that could affect our financial condition and operating results. The following addition has been made to our Risk Factor disclosures subsequent to the filing of such 2014 Annual Report on Form 10-K. The risks described below and in our 2014 Annual Report on Form 10-K, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be unable to obtain shareholder or regulatory approvals required to complete the Merger; regulatory approval could prevent, or substantially delay, the consummation of the Merger; a condition to closing of the Merger may not be satisfied and the Merger may not be completed; problems may arise in successfully integrating our business with BMC; the Merger may involve unexpected costs; and our business may suffer as a result of uncertainty surrounding the Merger.

As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into an Agreement and Plan of Merger, dated as of June 2, 2015, with BMC, pursuant to which BMC, subject to certain conditions, will be merged with and into the Company, with the Company surviving the Merger. Our ability to complete the Merger is subject to risks and uncertainties, including, but not limited to, the risks that we may be unable to obtain shareholder or regulatory approvals required to complete the Merger; regulatory approval could prevent, or substantially delay, consummation of the Merger; conditions to the Merger may not be satisfied or waived, and the Merger may not be completed; the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed; the combined company may fail to realize the anticipated benefits; combining the businesses of the Company and BMC may be more difficult, costly or time-consuming than expected, which may adversely affect the combined company’s results and negatively affect the value of its common stock following the Merger; we will incur significant transaction and merger-related costs in connection with the Merger; and the combined company may be unable to retain our and/or BMC’s key employees successfully after the Merger is completed. In addition, we will be subject to business uncertainties and certain operating restrictions until consummation of the Merger, and the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger. If the Merger is not completed for any reason, including as a result of BMC’s shareholders failing to approve the Merger Agreement, our ongoing business may be adversely affected and we may fail to realize any of the anticipated benefits of having completed the Merger.

If the combined company is not able to successfully combine the businesses of the Company and BMC in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected, and the value of common stock of the combined company may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of its common stock following the Merger. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost synergies, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. If the combined company is not able to adequately address integration challenges, the combined company may be unable to integrate successfully BMC’s and our operations or to realize the anticipated benefits of the integration of the two companies.

The success of the Merger will depend in part on the combined company’s ability to retain, motivate and recruit executives and key employees. It is possible that key employees currently employed by BMC and by us may decide not to remain with BMC or with us, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we and BMC may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of June 2, 2015, by and between Stock Building Supply Holdings, Inc. and Building Materials Holding Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.1
Voting Agreement, dated as of June 2, 2015, by and among Stock Building Supply Holdings, Inc. and the Stockholders of Building Materials Holding Corporation named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.2
Employment Agreement Amendment, dated as of June 2, 2015, by and between Jeffrey G. Rea and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.3
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.4
Employment Agreement Amendment, dated as of June 2, 2015, by and between Bryan J. Yeazel and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.5
Employment Agreement Amendment, dated as of June 2, 2015, by and between Lisa M. Hamblet and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.6
Employment Agreement Amendment, dated as of June 2, 2015, by and between C. Lowell Ball and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: August 5, 2015	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)