Form 10-Q
period 2015-09-30
STOCK BUILDING SUPPLY HOLDINGS, INC.
filed 2015-11-05
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at November 4, 2015 was 26,186,111 shares.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$5,382	$5,806
Restricted assets	523	1,076
Accounts receivable, net	138,405	114,448
Inventories, net	108,726	98,259
Costs in excess of billings on uncompleted contracts	10,501	7,981
Current income taxes receivable	—	4,863
Prepaid expenses and other current assets	13,858	11,718
Deferred income taxes	2,063	4,081
Total current assets	279,458	248,232
Property and equipment, net of accumulated depreciation	88,295	90,611
Intangible assets, net of accumulated amortization	20,780	22,536
Goodwill	7,186	7,186
Restricted assets	1,104	861
Other assets	1,109	1,792
Total assets	$397,932	$371,218
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$83,376	$72,029
Accrued expenses and other liabilities	40,203	32,957
Income taxes payable	4,640	—
Current portion of restructuring reserve	845	892
Current portion of capital lease obligation	3,306	1,706
Billings in excess of costs on uncompleted contracts	1,064	592
Total current liabilities	133,434	108,176
Revolving line of credit	76,464	90,114
Long-term portion of capital lease obligation	12,217	5,955
Deferred income taxes	13,079	18,880
Other long-term liabilities	9,450	7,222
Total liabilities	244,644	230,347
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 26,195,627 shares issued and 26,186,111 shares outstanding at September 30, 2015, and 26,176,056 shares issued and outstanding at December 31, 2014	262	262
Additional paid-in capital	149,479	147,340
Retained earnings (deficit)	3,729	(6,731)
Treasury stock, at cost, 9,516 shares at September 30, 2015	(182)	—
Total stockholders' equity	153,288	140,871
Total liabilities and stockholders' equity	$397,932	$371,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net sales	$358,540	$354,060	$1,006,225	$978,629
Cost of goods sold	269,401	269,668	759,354	746,781
Gross profit	89,139	84,392	246,871	231,848
Selling, general and administrative expenses	75,286	73,665	219,866	211,878
Depreciation expense	2,493	1,681	6,811	4,790
Amortization expense	596	563	1,756	1,690
Impairment of assets held for sale	—	—	—	48
Merger-related costs	1,183	—	4,652	—
Public offering transaction-related costs	—	60	—	508
Restructuring expense	(14)	2	383	11
	79,544	75,971	233,468	218,925
Income from operations	9,595	8,421	13,403	12,923
Other income (expense)
Interest expense	(745)	(712)	(2,133)	(2,011)
Other income, net	194	197	1,002	610
Income from continuing operations before income taxes	9,044	7,906	12,272	11,522
Income tax expense	3,020	2,972	1,866	4,417
Income from continuing operations	6,024	4,934	10,406	7,105
Income from discontinued operations, net of income tax expense of $4, $25, $33 and $133, respectively	7	40	54	208
Net income	$6,031	$4,974	$10,460	$7,313

Weighted average common shares outstanding
Basic	26,123,202	25,733,833	26,104,425	25,713,688
Diluted	26,354,070	26,229,323	26,317,488	26,218,405

Basic earnings per share
Income from continuing operations	$0.23	$0.19	$0.40	$0.27
Income from discontinued operations	—	—	—	0.01
Net income per share	$0.23	$0.19	$0.40	$0.28

Diluted earnings per share
Income from continuing operations	$0.23	$0.19	$0.40	$0.27
Income from discontinued operations	—	—	—	0.01
Net income per share	$0.23	$0.19	$0.40	$0.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCK BUILDING SUPPLY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$10,460	$7,313
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	10,074	8,054
Amortization of intangible assets	1,756	1,690
Amortization of debt issuance costs	339	353
Deferred income taxes	(3,783)	(4,030)
Non-cash stock compensation expense	2,101	1,848
Impairment of assets held for sale	—	96
Gain on sale of property, equipment and real estate	(370)	(1,076)
Bad debt expense	1,801	417
Change in assets and liabilities
Accounts receivable	(24,535)	(19,756)
Inventories, net	(9,693)	(23,445)
Accounts payable	11,871	26,951
Other assets and liabilities	13,461	6,396
Net cash provided by operating activities	13,482	4,811
Cash flows from investing activities
Purchases of property and equipment	(12,329)	(20,795)
Purchase of business	(2,025)	—
Proceeds from sale-leaseback transactions, net	15,296	—
Proceeds from sale of property, equipment and real estate	1,005	3,493
Change in restricted assets	310	2
Net cash provided by (used in) investing activities	2,257	(17,300)
Cash flows from financing activities
Proceeds from revolving line of credit	1,055,182	1,046,220
Repayments of proceeds from revolving line of credit	(1,068,832)	(1,023,476)
Payments on capital leases	(2,419)	(1,177)
Other financing activities	(94)	(1,972)
Net cash (used in) provided by financing activities	(16,163)	19,595
Net (decrease) increase in cash and cash equivalents	(424)	7,106
Cash and cash equivalents
Beginning of period	5,806	1,138
End of period	$5,382	$8,244

Supplemental disclosure of cash flow information
Non-cash investing and financing transactions
Assets acquired under capital lease obligations	$10,298	$1,783
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
Recently issued accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early application is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact of the standard on our financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. ASU 2015-05 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are evaluating the impact of the standard on our financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 is effective for the Company’s annual and interim periods beginning on January 1, 2017. We are evaluating the impact of the standard on our financial statements.
In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs

Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the treatment of debt issuance costs for line-of-credit arrangements, which was not addressed in Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are evaluating the impact of the standard on our financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. Prospective application is required and early adoption is permitted. ASU 2015-16 is effective for the Company’s annual and interim periods beginning on January 1, 2016. We are evaluating the impact of the standard on our financial statements.

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

The Merger Agreement contains customary representations and warranties from both the Company and BMC, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the Merger. In addition, the Company and BMC have made customary non-solicitation covenants prohibiting each from (i) soliciting, providing non-public information or engaging or participating in any discussions or negotiations concerning proposals relating to alternative business combination transactions or (ii) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the Merger Agreement.

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

The Company incurred Merger-related costs of $1.2 million and $4.7 million for the three and nine months ended September 30, 2015, respectively.

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

The Company incurred transaction costs of $0.1 million for the nine months ended September 30, 2015, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

5.    Discontinued Operations
The results of operations for the Company’s discontinued operations, which include certain operations that were sold or exited in certain prior years, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net sales	$—	$—	$—	$—
Restructuring charges	—	3	—	18
Gain before income taxes	11	65	87	341
Income tax expense	4	25	33	133
Net income	7	40	54	208
The assets and liabilities of discontinued operations reflected on the consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Prepaid expenses and other current assets	$—	$7
Current assets of discontinued operations	—	7
Accrued expenses and other liabilities	—	175
Current portion of restructuring reserve	—	71
Current liabilities of discontinued operations	$—	$246
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
The following table summarizes the restructuring expenses incurred in connection with the Restructurings and the remaining reserves as of September 30, 2015:

(in thousands)	Lease Termination Costs	Other Exit Costs	One-Time Employee Termination Benefits	Total
Restructuring reserve, December 31, 2014	$1,810	$—	$14	$1,824
Restructuring charges incurred	70	313	—	383
Cash payments	(742)	(313)	(14)	(1,069)
Restructuring reserve, September 30, 2015	$1,138	$—	$—	$1,138
The remaining accrual for lease termination costs, which includes costs that will continue to be incurred under lease agreements without economic benefit to the Company, is expected to be fully paid by January 2017 as the related leases expire.

The restructuring reserve at September 30, 2015 consists of a current portion of $0.8 million and a long-term portion of $0.3 million. The long-term portion is included in other long-term liabilities on the condensed consolidated balance sheets.

7.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Trade receivables	$142,928	$118,531
Allowance for doubtful accounts	(2,376)	(2,101)
Allowance for sales returns and discounts	(2,147)	(1,982)
	$138,405	$114,448
8.    Secured Credit Agreement
On June 30, 2009, the Company entered into a Secured Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance (“WFCF”), which includes a revolving line of credit (the “Revolver”). The Revolver has been amended for changes in financial covenants, maximum availability, maturity date, interest rate and other terms. The following is a summary of the significant terms of the Revolver as of September 30, 2015:

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
The Company had outstanding borrowings of $76.5 million and $90.1 million with net availability of $112.9 million and $72.6 million as of September 30, 2015 and December 31, 2014, respectively. The interest rate on outstanding LIBOR Rate borrowings of $76.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $0.5 million was 3.8% as of September 30, 2015. The Company had $9.5 million and $8.2 million in letters of credit outstanding under the Credit Agreement as of September 30, 2015 and December 31, 2014, respectively. The Revolver is collateralized by substantially all assets of the Company. The carrying value of the Revolver at September 30, 2015 and December 31, 2014 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820, Fair Value Measurement.
9.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has valuation allowances of $1.6 million and $1.8 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2015 and December 31, 2014, respectively. The Company is not permitted to carry back any of its existing tax net operating losses related to certain state tax jurisdictions; therefore, to the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may increase the effective tax rate. However, given the Company’s current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
As of December 31, 2014, the Company recognized a liability for uncertain tax positions of $2.9 million within accrued expenses and other liabilities on the condensed consolidated balance sheets related to a payment during 2013 to The Gores Group, LLC (“Gores”) to terminate our management services agreement with Gores (the “Gores Termination Fee”). During the three months ended March 31, 2015, the Company received new information, including a favorable tax ruling from the Internal Revenue Service. With this new information, the Company believes it is more likely than not that its recognition of the payment of the Gores Termination Fee as a deduction will be sustained under examination. During the three months ended March 31, 2015, the Company recognized a $3.0 million tax benefit (the “Gores Termination Fee Tax Benefit”), which resulted from the removal of the liability for uncertain tax positions of $2.9 million and an increase in its deferred tax assets of $0.2 million related to state net operating loss carry-forwards, which were offset by an increase in a valuation allowance of $0.1 million related to the expected realization of these state net operating loss carry-forwards. As of September 30, 2015, the Company has no remaining liabilities for uncertain tax positions.

For the three and nine months ended September 30, 2015, the effective tax rate from continuing operations was 33.4% and 15.2%, respectively. Excluding the discrete tax impact related to the Gores Termination Fee Tax Benefit and non-deductible Merger-related costs of $1.0 million and $3.4 million for the three and nine months ended September 30, 2015, respectively, the effective tax rate from continuing operations was 29.3% and 29.9% for the three and nine months ended September 30, 2015, respectively, which varied from the federal statutory rate of 35% primarily due to a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three and nine months ended September 30, 2014, the effective tax rate from continuing operations was 37.6% and 38.3%, respectively, which varied from the federal statutory rate of 35% primarily due to state taxes.

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
11.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Nonvested stock	$141	$263	$382	$651
Stock options	625	537	1,595	1,072
Restricted stock units	9	68	124	125
Stock based compensation	$775	$868	$2,101	$1,848

The following is a summary of nonvested stock and restricted stock unit activity for the nine months ended September 30, 2015.

	Nonvested Stock		Restricted Stock Units
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Units Outstanding	Weighted Average Grant Date Fair Value
December 31, 2014	83,940	$17.46	16,124	$17.02
Granted	—	—	—	—
Vested	(29,031)	17.20	(16,124)	17.02
Forfeited	—	—	—	—
September 30, 2015	54,909	$17.59	—	$—
During the nine months ended September 30, 2015, certain employees elected to surrender a total of 9,516 shares to the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. These surrendered shares are reflected as treasury stock on the condensed consolidated balance sheets.

The following is a summary of stock options award activity for the nine months ended September 30, 2015:

	Number of Options Outstanding	Weighted Average Exercise Price
December 31, 2014	1,023,637	$13.59
Granted	—	—
Exercised	(3,447)	14.00
Forfeited	(22,793)	17.68
Expired	(3,328)	14.41
September 30, 2015	994,069	$13.49
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
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$343,895	$86,258	$3,774	$25,380
Coleman Floor	14,645	2,881	35	522
Other reconciling items	—	—	377	(9,461)
	$358,540	$89,139	$4,186

	Three Months Ended September 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$338,998	$81,844	$2,963	$21,684
Coleman Floor	15,062	2,548	30	208
Other reconciling items	—	—	305	(8,684)
	$354,060	$84,392	$3,298

	Nine Months Ended September 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	965,416	238,645	10,733	61,714
Coleman Floor	40,809	8,226	117	1,329
Other reconciling items	—	—	980	(28,336)
	$1,006,225	$246,871	$11,830

	Nine Months Ended September 30, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	938,841	224,964	8,927	51,872
Coleman Floor	39,788	6,884	84	(389)
Other reconciling items	—	—	733	(25,225)
	$978,629	$231,848	$9,744
Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Income from continuing operations before income taxes	$9,044	$7,906	$12,272	$11,522
Interest expense	745	712	2,133	2,011
Depreciation and amortization	4,186	3,298	11,830	9,744
Impairment of assets held for sale	—	—	—	48
Merger-related costs	1,183	—	4,652	—
Public offering transaction-related costs	—	60	—	508
Restructuring expense	(14)	2	383	11
Non-cash stock compensation expense	775	868	2,101	1,848
Severance and other items related to store closures	490	325	1,083	440
Other items	32	37	253	126
Adjusted EBITDA of Coleman Floor	(522)	(208)	(1,329)	389
Adjusted EBITDA of other reconciling items	9,461	8,684	28,336	25,225
Adjusted EBITDA of geographic divisions reportable segment	$25,380	$21,684	$61,714	$51,872

13.    Earnings Per Share
Basic net income per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options, nonvested stock and restricted stock unit awards are considered to be potential common shares.
The basic and diluted EPS calculations for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Income from continuing operations	$6,024	$4,934	$10,406	$7,105
Income from discontinued operations, net of tax	7	40	54	208
Net income	$6,031	$4,974	$10,460	$7,313

Weighted average outstanding shares of common stock	26,123,202	25,733,833	26,104,425	25,713,688
Effect of dilutive securities:
Nonvested stock	29,064	357,177	27,659	359,941
Stock options	199,629	133,604	177,152	140,395
Restricted stock units	2,175	4,709	8,252	4,381
Weighted average shares and dilutive shares	26,354,070	26,229,323	26,317,488	26,218,405

Basic EPS
Income from continuing operations	$0.23	$0.19	$0.40	$0.27
Income from discontinued operations	—	—	—	0.01
Net income per share	$0.23	$0.19	$0.40	$0.28

Diluted EPS
Income from continuing operations	$0.23	$0.19	$0.40	$0.27
Income from discontinued operations	—	—	—	0.01
Net income per share	$0.23	$0.19	$0.40	$0.28
The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	366,359	823,566	366,359	820,517
Nonvested stock awards	—	44,245	—	44,245

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2014 Annual Report on Form 10-K.
Cautionary Statement with Respect to Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	inflation or deflation of prices of our products;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability;

•	our concentration of business in the Texas, North Carolina, California, Georgia and Utah markets;

•	the potential negative impacts from the recent significant decline in oil prices on employment, home construction and remodeling activity in Texas and other markets dependent on the energy industry;

•	failure of residential renovation and improvement activities to return to historic levels;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the potential loss of significant customers;

•	our ability to obtain additional financing on acceptable terms;

•	the various financial covenants in our secured credit agreement;

•	disruptions in our information technology (“IT”) systems;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation; and

•	cybersecurity risks.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequently filed Quarterly Reports on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

Primarily as a result of the improving conditions in the residential construction market, our net sales for the three months ended September 30, 2015 increased 1.3% compared to the prior year period. We estimate sales increased 4.5% due to volume but were partially offset by 3.2% due to commodity price deflation. Our gross profit as a percentage of net sales (“gross margin”) was 24.9% for the three months ended September 30, 2015 compared to 23.8% for the prior year period. We recorded income from operations of $9.6 million during the three months ended September 30, 2015 compared to $8.4 million during the three months ended September 30, 2014. Income from operations for the three months ended September 30, 2015 was impacted by $1.2 million of Merger-related costs. See further discussion in “-Operating Results” below.
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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts increased approximately 14.5% for the three months ended September 30, 2015 as compared to the same period in the prior year, while single-family houses under construction as of September 30, 2015 increased 14.0% as compared to September 30, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 versus 2014	2015 average price	2015 versus 2014	2015 average price
Framing lumber prices	(19)%	$320	(13)%	$334
Structural panel prices	(12)%	$353	(3)%	$366
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

The Merger Agreement contains customary representations and warranties from both the Company and BMC, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the Merger. In addition, the Company and BMC have made customary non-solicitation covenants prohibiting each from (i) soliciting, providing non-public information or engaging or participating in any discussions or negotiations concerning proposals relating to alternative business combination transactions or (ii) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the Merger Agreement.

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

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2015		2014		2015		2014
Net sales	$358,540	100.0%	$354,060	100.0%	$1,006,225	100.0%	$978,629	100.0%
Cost of goods sold	269,401	75.1%	269,668	76.2%	759,354	75.5%	746,781	76.3%
Gross profit	89,139	24.9%	84,392	23.8%	246,871	24.5%	231,848	23.7%
Operating expenses:
Selling, general and administrative expenses	75,286	21.0%	73,665	20.8%	219,866	21.9%	211,878	21.7%
Depreciation expense	2,493	0.7%	1,681	0.5%	6,811	0.7%	4,790	0.5%
Amortization expense	596	0.2%	563	0.2%	1,756	0.2%	1,690	0.2%
Impairment of assets held for sale	—	0.0%	—	0.0%	—	0.0%	48	0.0%
Merger-related costs	1,183	0.3%	—	0.0%	4,652	0.5%	—	0.0%
Public offering transaction-related costs	—	0.0%	60	0.0%	—	0.0%	508	0.1%
Restructuring expense	(14)	0.0%	2	0.0%	383	0.0%	11	0.0%
Income from operations	9,595	2.7%	8,421	2.4%	13,403	1.3%	12,923	1.3%
Other income (expense)
Interest expense	(745)	(0.2)%	(712)	(0.2)%	(2,133)	(0.2)%	(2,011)	(0.2)%
Other income, net	194	0.1%	197	0.1%	1,002	0.1%	610	0.1%
Income from continuing operations before income taxes	9,044	2.5%	7,906	2.2%	12,272	1.2%	11,522	1.2%
Income tax expense	3,020	0.8%	2,972	0.8%	1,866	0.2%	4,417	0.5%
Income from continuing operations	6,024	1.7%	4,934	1.4%	10,406	1.0%	7,105	0.7%
Income from discontinued operations, net of income tax expense of $4, $25, $33 and $133, respectively	7	0.0%	40	0.0%	54	0.0%	208	0.0%
Net income	$6,031	1.7%	$4,974	1.4%	$10,460	1.0%	$7,313	0.7%
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Net sales
For the three months ended September 30, 2015, net sales increased $4.5 million, or 1.3%, to $358.5 million from $354.1 million during the three months ended September 30, 2014. The increase in net sales was primarily driven by increased volume of approximately 4.5%, while the impact of commodity price deflation decreased net sales by approximately 3.2%. We estimate approximately 74% of our net sales for the three months ended September 30, 2015 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 14.5% for the three months ended September 30, 2015 as compared to the same period in the prior year, while single-family houses under construction as of September 30, 2015 increased 14.0% as compared to September 30, 2014. Increases in net sales from California and Georgia accounted for the majority of the total increase in net sales for the three months ended September 30, 2015, while the Company experienced a decrease in net sales from Texas.

The following table shows net sales classified by major product category:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$50,930	14.2%	$49,163	13.9%	3.6%
Millwork & other interior products	65,513	18.3%	64,821	18.3%	1.1%
Lumber & lumber sheet goods	117,299	32.7%	123,116	34.8%	(4.7)%
Windows & other exterior products	78,358	21.9%	73,626	20.8%	6.4%
Other building products & services	46,440	12.9%	43,334	12.2%	7.2%
Total net sales	$358,540	100.0%	$354,060	100.0%	1.3%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 9.4% lower during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Cost of goods sold
For the three months ended September 30, 2015, cost of goods sold decreased $0.3 million, or 0.1%, to $269.4 million from $269.7 million during the three months ended September 30, 2014. We estimate our cost of goods sold decreased approximately 3.6% as a result of commodity cost deflation, while the impact of sales volumes increased cost of sales by approximately 3.5%.
Gross profit
For the three months ended September 30, 2015, gross profit increased $4.7 million, or 5.6%, to $89.1 million from $84.4 million for the three months ended September 30, 2014, driven primarily by increased sales volumes. Our gross margin was 24.9% for the three months ended September 30, 2015 and 23.8% for the three months ended September 30, 2014. This increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the three months ended September 30, 2015, selling, general and administrative expenses were $75.3 million, up $1.6 million, or 2.2%, from $73.7 million for the three months ended September 30, 2014. The increase was primarily related to higher salary, wage and incentive compensation costs to serve higher sales volume.
For the three months ended September 30, 2015, depreciation expense was $2.5 million compared to $1.7 million for the three months ended September 30, 2014. This increase primarily relates to replacements and additions of fleet and material handling equipment.
For the three months ended September 30, 2015, the Company incurred $1.2 million of Merger-related costs in relation to the Merger described in “-Merger Agreement with Building Materials Holding Corporation” above.
Income tax from continuing operations
Income tax expense from continuing operations was $3.0 million for the three months ended September 30, 2015 and the three months ended September 30, 2014. The effective tax rate from continuing operations for the three months ended September 30, 2015 was 33.4%. Excluding the discrete tax impact related to non-deductible Merger-related costs of $1.0 million, the effective tax rate from continuing operations for the three months ended September 30, 2015 was 29.3%, which varied from the federal statutory rate of 35% primarily due to the Manufacturing Deduction. The effective tax rate from continuing operations for the three months ended September 30, 2014 was 37.6%, which varied from the federal statutory rate of 35% primarily due to state taxes.
The Company has valuation allowances of $1.6 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2015. Given the Company’s current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. Release of the valuation allowance would result in a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Net sales
For the nine months ended September 30, 2015, net sales increased $27.6 million, or 2.8%, to $1,006.2 million from $978.6 million during the nine months ended September 30, 2014. The increase in net sales was primarily driven by increased volume of approximately 5.5%, while the impact of commodity price deflation decreased net sales by approximately 2.7%. We estimate approximately 74% of our net sales for the nine months ended September 30, 2015 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 11.1% for the nine months ended September 30, 2015 as compared to the same period in the prior year, while single-family houses under construction as of September 30, 2015 increased 14.0% as compared to September 30, 2014. Increases in net sales from California, Georgia, Utah and Texas accounted for the majority of the total increase for the nine months ended September 30, 2015.
The following table shows net sales classified by major product category:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$141,981	14.1%	$132,846	13.6%	6.9%
Millwork & other interior products	187,455	18.6%	178,528	18.2%	5.0%
Lumber & lumber sheet goods	335,310	33.3%	343,279	35.1%	(2.3)%
Windows & other exterior products	211,552	21.0%	201,921	20.6%	4.8%
Other building products & services	129,927	13.0%	122,055	12.5%	6.4%
Total net sales	$1,006,225	100.0%	$978,629	100.0%	2.8%
Increased sales volume was achieved across all product categories. Average selling prices for lumber & lumber sheet goods were approximately 7.7% lower during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Cost of goods sold
For the nine months ended September 30, 2015, cost of goods sold increased $12.6 million, or 1.7%, to $759.4 million from $746.8 million during the nine months ended September 30, 2014. We estimate our cost of goods sold increased approximately 4.7% as a result of increased sales volumes, while commodity cost deflation resulted in a 3.0% decrease in cost of goods sold.
Gross profit
For the nine months ended September 30, 2015, gross profit increased $15.0 million, or 6.5%, to $246.9 million from $231.8 million for the nine months ended September 30, 2014, driven primarily by increased sales volumes. Our gross margin was 24.5% for the nine months ended September 30, 2015 and 23.7% for the nine months ended September 30, 2014. This increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the nine months ended September 30, 2015, selling, general and administrative expenses increased $8.0 million, or 3.8%, to $219.9 million, or 21.9% of net sales, from $211.9 million, or 21.7% of net sales, for the nine months ended September 30, 2014. The increase was primarily related to higher salary, wage and incentive compensation costs to serve higher sales volumes, associate health care cost inflation, certain expenses related to previously closed store locations, bad debt expense and non-cash stock compensation.
For the nine months ended September 30, 2015, depreciation expense was $6.8 million compared to $4.8 million for the nine months ended September 30, 2014. This increase primarily relates to replacements and additions of fleet and material handling equipment.
For the nine months ended September 30, 2015, the Company incurred $4.7 million of Merger-related costs in relation to the Merger described in “-Merger Agreement with Building Materials Holding Corporation” above.

For the nine months ended September 30, 2015, the Company incurred restructuring expenses of $0.4 million primarily related to costs to relocate a facility within one of our continuing markets.
Other income (expenses)
Other income, net. For the nine months ended September 30, 2015, other income, net, was $1.0 million compared to $0.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company granted a perpetual easement on one of its owned properties to a third party in exchange for $0.5 million.
Income tax from continuing operations
For the nine months ended September 30, 2015, the income tax expense from continuing operations was $1.9 million compared to income tax expense of $4.4 million for the nine months ended September 30, 2014. The effective tax rate from continuing operations for the nine months ended September 30, 2015 was 15.2%. Excluding the discrete tax impact related to the $3.0 million Gores Termination Fee Tax Benefit and non-deductible Merger-related costs of $3.4 million, the effective tax rate from continuing operations for the nine months ended September 30, 2015 was 29.9%, which varied from the federal statutory rate of 35% primarily due to the Manufacturing Deduction. The effective tax rate from continuing operations for the nine months ended September 30, 2014 was 38.3%, which varied from the federal statutory rate of 35% primarily due to state taxes.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2014 and the first nine months of 2015, our capital resources have primarily consisted of cash and cash equivalents and borrowings under our Revolver.
Our liquidity at September 30, 2015 was $118.3 million, which includes $5.4 million in cash and cash equivalents and $112.9 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
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

Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $140.1 million and $133.2 million as of September 30, 2015 and December 31, 2014, respectively, and net current assets (current assets less current liabilities) were $146.0 million and $140.1 million as of September 30, 2015 and December 31, 2014, respectively, as summarized in the following table:

(in thousands)	September 30, 2015	December 31, 2014
Accounts receivable, net	$138,405	$114,448
Inventories, net	108,726	98,259
Other current assets	26,422	23,780
Income taxes (payable) receivable	(4,640)	4,863
Accounts payable, accrued expenses and other current liabilities	(128,794)	(108,176)
Total adjusted working capital*	140,119	133,174
Cash and cash equivalents	5,382	5,806
Restricted assets	523	1,076
Total net current assets	$146,024	$140,056
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

Accounts receivable, net, increased $24.0 million from December 31, 2014 to September 30, 2015 and days sales outstanding (measured against net sales in the current fiscal quarter of each period) increased from 32 days at December 31, 2014 to 35 days at September 30, 2015 primarily due to seasonal increases in sales.

Inventories, net, increased $10.5 million from December 31, 2014 to September 30, 2015 primarily due to seasonal increases in inventory and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period) decreased from 37 days at December 31, 2014 to 36 days at September 30, 2015.

Income taxes payable increased $9.5 million from December 31, 2014 to September 30, 2015. $3.7 million of the increase related to the payment of income tax net of refunds, and $5.8 million related primarily to the reduction in timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.
Accounts payable, accrued expenses and other liabilities increased $20.6 million from December 31, 2014 to September 30, 2015 primarily due to an increase in the volume of inventory purchases in connection with higher sales volume.
Cash flows from operating activities
Net cash provided by operating activities was $13.5 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net income	$10,460	$7,313
Non-cash expenses	15,701	11,382
Change in deferred income taxes	(3,783)	(4,030)
Change in working capital and other	(8,896)	(9,854)
Net cash provided by operating activities	$13,482	$4,811

Net cash provided by operating activities increased by $8.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to the following:

•	Net income increased by $3.1 million as discussed in “-Operating Results,” above.

•	Non-cash expenses increased by $4.3 million primarily as a result of increases in depreciation expense, stock compensation expense and bad debt expense.

•
The decrease in deferred income taxes during the nine months ended September 30, 2015 and September 30, 2014 was due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.

•
Cash outflows from changes in working capital and other of $8.9 million and $9.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, are primarily attributable to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “-Adjusted working capital* and net current assets” above for further discussion.

Cash flows from investing activities
Net cash provided by (used in) investing activities was $2.3 million and $(17.3) million for the nine months ended September 30, 2015 and 2014, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Purchases of property and equipment	$(12,329)	$(20,795)
Purchase of business	(2,025)	—
Proceeds from sale-leaseback transactions, net	15,296	—
Proceeds from sale of property, equipment and real estate	1,005	3,493
Change in restricted assets	310	2
Net cash provided by (used in) investing activities	$2,257	$(17,300)
Cash used for the purchase of property and equipment for the nine months ended September 30, 2015 and 2014 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations. The decrease in cash used for the purchase of property and equipment is primarily due to a higher proportion of assets acquired under capital leases during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
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
Cash provided by the sale of property, equipment and real estate for the nine months ended September 30, 2015 resulted primarily from the sale of vehicles, while cash provided by the sale of property, equipment and real estate for the nine months ended September 30, 2014 resulted primarily from the sale of real estate and vehicles.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(16.2) million and $19.6 million for the nine months ended September 30, 2015 and 2014, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Proceeds from Revolver, net of repayments	$(13,650)	$22,744
Payments on capital leases	(2,419)	(1,177)
Other financing activities, net	(94)	(1,972)
Net cash (used in) provided by financing activities	$(16,163)	$19,595
The Company made net repayments of $13.7 million on the Revolver during the nine months ended September 30, 2015, which resulted primarily from cash generated from operations and proceeds from the sale-leaseback transaction described above, offset by purchases of property and equipment and the purchase of Guilford Builders Supply. Proceeds from the Revolver were primarily used to fund purchases of property and equipment for the nine months ended September 30, 2014.
Payments on capital leases increased by $1.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to $10.6 million of capital lease additions during the twelve months ended September 30, 2015.
Other financing activities, net, for the nine months ended September 30, 2014 consist primarily of debt issuance costs and the repayment of secured borrowings.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We currently expect our 2015 capital expenditures to be approximately $25 to $31 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations.

Revolving credit facility
On June 30, 2009, we entered into the Credit Agreement with WFCF, which includes the Revolver. The Credit Agreement has subsequently been amended thirteen times. We were in compliance with all debt covenants for the quarter ended September 30, 2015. We are subject to a financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.00:1.00 if Adjusted Liquidity is less than $20 million. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2015.

We had outstanding borrowings of $76.5 million with net availability of $112.9 million as of September 30, 2015. The interest rate on outstanding LIBOR Rate borrowings of $76.0 million was 1.7% and the interest rate on outstanding Base Rate borrowings of $0.5 million was 3.8% as of September 30, 2015. We had $9.5 million in letters of credit outstanding under the Credit Agreement as of September 30, 2015. The Revolver is collateralized by substantially all of our assets.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver decreased to $76.5 million at September 30, 2015 from $90.1 million at December 31, 2014.

During the nine months ended September 30, 2015, the Company acquired assets under capital leases totaling $10.3 million.

In February 2015, the Company completed a sale-leaseback transaction under which it sold an operating facility, which had been purchased in 2014, to an unrelated third party for net proceeds of $15.3 million and entered into an operating lease with an initial term of 15 years. Future minimum lease payments under this lease total $14.6 million.
The Company has entered into contracts to purchase or lease fleet and certain equipment, which are non-cancellable, enforceable and legally binding on us. As of September 30, 2015, these purchase obligations totaled $6.2 million.

Off-Balance Sheet Arrangements
At September 30, 2015 and December 31, 2014, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early application is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact of the standard on our financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. ASU 2015-05 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are evaluating the impact of the standard on our financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 is effective for the Company’s annual and interim periods beginning on January 1, 2017. We are evaluating the impact of the standard on our financial statements
In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the treatment of debt issuance costs for line-of-credit arrangements, which was not addressed in Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for the Company’s annual and interim periods beginning on January 1, 2016. Early adoption is permitted. We are evaluating the impact of the standard on our financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. Prospective application is required and early adoption is permitted. ASU 2015-16 is effective for the Company’s annual and interim periods beginning on January 1, 2016. We are evaluating the impact of the standard on our financial statements.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles we believe to be reasonable under the circumstances, and we self-insure for employee claims with insurance purchased from independent carriers to cover claims in excess of the self-insured limits. However, insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
ITEM 1A    RISK FACTORS
Please refer to “Part I, Item 1A., Risk Factors” in our 2014 Annual Report on Form 10-K, as supplemented by the information in “Part II, Item 1A., Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 5, 2015 (“Form 10-Q for the quarter ended June 30, 2015”), for information regarding factors that could affect our financial condition and operating results. There have been no other material changes to our risk factors from the risk factors disclosed in the 2014 Annual Report on Form 10-K, as amended and supplemented by such information in our Form 10-Q for the quarter ended June 30, 2015. The risks described in our 2014 Annual Report on Form 10-K and our Form 10-Q for the quarter ended June 30, 2015, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

STOCK BUILDING SUPPLY HOLDINGS, INC.
Date: November 5, 2015	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)