Form 10-K/A
period 2015-12-31
BMC STOCK HOLDINGS, INC.
filed 2016-03-17
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016 (“Form 10-K”). The sole purpose of this Amendment is to furnish Exhibit 101 to the Form 10-K, which was omitted from the filing due to a technical error. Exhibit 101 provides certain items from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events occurring after the filing of the Form 10-K and does not modify or update in any way disclosures made in the original Form 10-K. This Amendment should be read in conjunction with the Form 10-K.

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
2.1
Restructuring and Investment Agreement, dated as of May 5, 2009, by and among Wolseley Investments North America, Stock Building Supply Holdings, LLC and Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

2.2
Plan of Conversion of Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

2.3
Agreement and Plan of Merger, dated as of June 2, 2015, by and between Stock Building Supply Holdings, Inc. and Building Materials Holding Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 5, 2015 in Commission File No. 001-36050)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Annex C to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

3.2
Amended and Restated Bylaws of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

4.1
Form of stock certificate (incorporated by reference to Exhibit 4.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

4.2
Indenture, dated as of September 20, 2013, by and among Building Materials Holding Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing Building Materials Holding Corporation’s 9.0% Senior Secured Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

4.3
First Supplemental Indenture, dated as of June 1, 2015, by and among VNS Corporation, ProCon Construction Services, LLC, TrussMart Building Components, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

4.4
Second Supplemental Indenture, dated as of December 1, 2015, by and among BMC Stock Holdings, Inc., certain subsidiaries of BMC Stock Holdings, Inc. parties thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

10.1
Amended and Restated Professional Services Agreement, dated as of June 13, 2013, by and between Glendon Partners, Inc. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.2
Management Services Agreement, dated as of May 4, 2009, by and between The Gores Group, LLC and Saturn Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.12 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.3
Termination of Management Services Agreement, dated as of June 13, 2013, by and between The Gores Group, LLC and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.13 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.4
Contribution Agreement, dated as of November 16, 2011, by and between Saturn Acquisition Holdings, LLC and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.5
Director Nomination Agreement, dated as of August 14, 2013, by and among Stock Building Supply Holdings, Inc. and Gores Building Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

10.6
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.7
Employment Agreement Amendment, dated as of June 2, 2015, by and between Lisa M. Hamblet and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.8
Employment Agreement Amendment, dated as of June 2, 2015, by and between C. Lowell Ball and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.9
Consulting Agreement, effective as of December 1, 2015, by and between BMC Stock Holdings, Inc. and Bryan J. Yeazel (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 21, 2015 in Commission File No. 001-36050)

10.10
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.11
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.12
Amendment to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan, (incorporated by reference to Annex B to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

10.13
Description of Management Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 4, 2014 in Commission File No. 001-36050)

10.14
Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.15
Form of Restricted Stock Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.16
Form of Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.17
Second Amended and Restated Senior Secured Credit Agreement, dated as of December 1, 2015, by and among Building Materials Holding Corporation, Stock Building Supply Holdings, Inc., certain subsidiaries of Building Materials Holding Corporation and Stock Building Supply Holdings, Inc. parties thereto, Wells Fargo Capital Finance, LLC as agent for the lenders, joint lead arranger, and joint book runner, Goldman Sachs Bank USA, as joint lead arranger and joint book runner, and the lenders parties thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

10.18
Amendment Number One to Second Amended and Restated Senior Secured Credit Agreement and Consent, dated as of January 28, 2016, by and among BMC Stock Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

10.19
Registration Rights Agreement, effective as of December 1, 2015, by and among Stock Building Supply Holdings, Inc. and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Annex G to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

16.1
Letter from KPMG LLP to the U.S. Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed with the Commission on December 21, 2015 in Commission File No. 001-36050)

21.1
List of subsidiaries of BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

23.1
Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

23.2	Consent of KPMG LLP (incorporated by reference to Exhibit 23.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)
24.1
Powers of Attorney (included on the signature page of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050 and incorporated herein by reference)

31.1	Certification by Peter C. Alexander, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification by James F. Major, Jr., Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

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

BMC STOCK HOLDINGS, INC.
Date:	March 17, 2016	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer and duly authorized officer)