Form 10-Q
period 2016-03-31
BMC STOCK HOLDINGS, INC.
filed 2016-05-06
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission file number 001-36050

BMC Stock Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-4687975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Lakeside Commons 980 Hammond Drive NE, Suite 500 Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(678) 222-1219
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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at May 5, 2016 was 65,453,800 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,364	$1,089
Accounts receivable, net of allowances	329,096	303,176
Inventories, net	254,118	243,960
Costs in excess of billings on uncompleted contracts	24,122	22,528
Income taxes receivable	10,297	11,390
Prepaid expenses and other current assets	29,830	31,817
Total current assets	651,827	613,960
Property and equipment, net of accumulated depreciation	280,819	295,978
Deferred income taxes	2,500	—
Customer relationship intangible assets, net of accumulated amortization	173,834	177,036
Other intangible assets, net of accumulated amortization	8,857	10,900
Goodwill	254,616	254,664
Other long-term assets	18,253	18,601
Total assets	$1,390,706	$1,371,139
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$177,961	$135,632
Accrued expenses and other liabilities	83,077	91,888
Billings in excess of costs on uncompleted contracts	16,021	15,888
Interest payable	1,384	6,882
Current portion:
Long-term debt and capital lease obligations	9,415	10,129
Insurance deductible reserves	18,566	17,888
Total current liabilities	306,424	278,307
Insurance deductible reserves	38,130	37,334
Long-term debt	399,082	400,216
Long-term portion of capital lease obligations	16,874	16,495
Deferred income taxes	—	3,021
Other long-term liabilities	6,171	6,834
Total liabilities	766,681	742,207
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.01 par value, 300.0 million shares authorized, 65.4 million and 65.4 million shares issued, and 65.4 million and 65.3 million outstanding at March 31, 2016 and December 31, 2015, respectively	654	654
Additional paid-in capital	628,774	626,402
Retained (deficit) earnings	(4,454)	2,302
Treasury stock, at cost, 0.1 million and less than 0.1 million shares at March 31, 2016 and December 31, 2015, respectively	(949)	(426)
Total stockholders' equity	624,025	628,932
Total liabilities and stockholders' equity	$1,390,706	$1,371,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net sales
Building products	$553,379	$213,874
Construction services	174,039	78,952
	727,418	292,826
Cost of sales
Building products	420,531	160,813
Construction services	140,270	65,316
	560,801	226,129
Gross profit	166,617	66,697

Selling, general and administrative expenses	141,781	62,861
Depreciation expense	8,792	3,444
Amortization expense	5,245	—
Impairment of assets	11,883	—
Merger and integration costs	2,836	—
	170,537	66,305
(Loss) income from operations	(3,920)	392
Other income (expense)
Interest expense	(8,231)	(6,730)
Other income, net	1,455	669
Loss before income taxes	(10,696)	(5,669)
Income tax benefit	(3,940)	(2,108)
Net loss	$(6,756)	$(3,561)

Weighted average common shares outstanding, basic and diluted	65,338	38,984
Net loss per common share, basic and diluted	$(0.10)	$(0.09)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(6,756)	$(3,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,437	4,628
Amortization of intangible assets	5,245	—
Amortization of debt issuance costs	915	569
Amortization of original issue discount	62	61
Amortization of inventory step-up charges	2,884	—
Deferred income taxes	(5,521)	—
Non-cash stock compensation expense	1,889	848
Impairment of assets	11,883	—
Loss (gain) on sale of property, equipment and real estate	18	(537)
Gain on insurance proceeds	(1,003)	—
Change in assets and liabilities
Accounts receivable, net of allowances	(25,920)	984
Inventories, net	(13,042)	(2,660)
Accounts payable	43,425	1,451
Other assets and liabilities	(11,887)	(18,980)
Net cash provided by (used in) operating activities	13,629	(17,197)
Cash flows from investing activities
Change in restricted assets	—	21,017
Purchases of property, equipment and real estate	(5,471)	(6,758)
Proceeds from sale of property, equipment and real estate	217	1,065
Insurance proceeds	1,003	—
Other investing activities	—	101
Net cash (used in) provided by investing activities	(4,251)	15,425
Cash flows from financing activities
Proceeds from revolving line of credit	364,270	—
Repayments of proceeds from revolving line of credit	(364,978)	—
Borrowings under other notes	—	1,138
Principal payments on other notes	(2,043)	(1,411)
Payments on capital lease obligations	(1,933)	(1,087)
Other financing activities	(1,419)	(404)
Net cash used in financing activities	(6,103)	(1,764)
Net increase (decrease) in cash and cash equivalents	3,275	(3,536)
Cash and cash equivalents
Beginning of period	1,089	63,262
End of period	$4,364	$59,726

Supplemental disclosure of non-cash investing and financing transactions
Assets acquired under capital lease obligations	2,707	144
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization
On December 1, 2015, Stock Building Supply Holdings, Inc. (“SBS”, “Legacy SBS”) completed a business combination with privately-held Building Materials Holding Corporation (“BMC”, “Legacy BMC”) in accordance with the terms of the Agreement and Plan of Merger, dated as of June 2, 2015, by and between SBS and BMC (the “Merger Agreement”), pursuant to which BMC merged with and into SBS (the “Merger”). As a result of the business combination, SBS survived the Merger and in connection therewith changed its name to “BMC Stock Holdings, Inc.”
These financial statements represent the financial statements of BMC Stock Holdings, Inc., and its subsidiaries. All references to “BMC Stock,” “we,” “us,” “our” or the “Company” mean BMC Stock Holdings, Inc.
The Company distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, we provide solution-based services to our customers, including component design, product specification and installation services.
2.    Basis of Presentation
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Under GAAP, the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMC prior to the date of the Merger. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

Comprehensive loss
Comprehensive loss is equal to the net loss for all periods presented.
Recently issued and adopted accounting pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts, instead of as an asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the treatment of debt issuance costs for line-of-credit arrangements, which was not addressed in ASU 2015-03, by indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 became effective for the Company’s annual and interim periods beginning on January 1, 2016. ASU 2015-03 is required to be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of the new guidance. Accordingly, unamortized debt issuance costs related to the Company’s senior secured notes of $4.4 million as of March 31, 2016 have been presented as a direct deduction of long-term debt and unamortized debt issuance costs related to the senior secured notes of $4.9 million as of December 31, 2015 have been reclassified from non-current assets to a direct deduction of long-term debt on the consolidated balance sheets. Unamortized debt issuance costs related to the Company’s revolving line of credit of $4.3 million and $4.6 million as of March 31, 2016 and December 31, 2015, respectively, are reflected in other long-term assets on the consolidated balance sheets as permitted by ASU 2015-15.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including 1) recognition of all income tax benefits and deficiencies related to exercised or vested awards in income tax expense, 2) classification of excess tax benefits as an operating activity in the statement of cash flows, 3) the ability of companies to make a policy election as to either estimate forfeitures or account for forfeitures as they occur, 4) stipulation that partial cash settlement for tax-withholding purposes would not result, by itself, in liability classification provided the amount withheld does not exceed the maximum statutory rate for an employee in the applicable jurisdictions and 5) clarification that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. For each provision, the standard indicates whether the provision should be adopted on a retrospective, prospective or modified retrospective basis. ASU 2016-09 is effective for annual and interim periods beginning on or after December 15, 2016, however early adoption is permitted. The Company elected to early adopt this standard during the first quarter of 2016. No provisions that required retrospective or modified retrospective application had a material impact on the Company. As permitted by the standard, the Company has made a policy election to account for forfeitures as they occur. The Company has also elected to apply the guidance related to classification of excess tax benefits on the statement of cash flows prospectively, and therefore prior periods have not been adjusted.

Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early application is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact of the standard on our financial statements.

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

Reclassifications and other adjustment
See “Recently issued and adopted accounting pronouncements” above for a discussion of the reclassification of debt issuance costs in connection with the adoption of ASU 2015-03.

In prior years, the Company included changes in book overdrafts as a financing activity on its consolidated statements of cash flows. Book overdrafts relate primarily to checks issued that have not been presented for payment to the bank, and are classified in accounts payable on the consolidated balance sheets. The Company has reclassified changes in book overdrafts for the three months ended March 31, 2015 from a financing activity to an operating activity to conform to the current year presentation. The effect of this reclassification on net cash flows from operating and financing activities as previously presented on the consolidated statements of cash flows for the three months ended March 31, 2015 is as follows:

(in thousands)	Three Months Ended March 31, 2015, As Previously Presented	Reclassification Amount	Three Months Ended March 31, 2015, As Reclassified
Net cash used in operating activities	$(14,301)	$(2,896)	$(17,197)
Net cash used in financing activities	(4,660)	2,896	(1,764)

During the three months ended March 31, 2016, the Company recorded an out-of-period expense of approximately $0.7 million in selling, general and administrative costs and a corresponding increase to accrued expenses and other liabilities to correct an error in the calculation of deferred rent. The Company has determined the adjustment is not material to the current period or any previously issued financial statements.

3.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Trade receivables	$338,250	$311,932
Allowance for doubtful accounts	(2,010)	(2,357)
Other allowances	(7,144)	(6,399)
	$329,096	$303,176
4.    Impairment of Legacy BMC ERP System
During 2013, Legacy BMC selected a new third-party software vendor as its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. The Company also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Legacy SBS ERP system and to discontinue use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its condensed consolidated statement of operations for the three months ended March 31, 2016 related to capitalized software development costs for New ERP functionality that the Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

As of March 31, 2016, the Company had approximately $1.2 million of unamortized prepaid expenses related to the New ERP recorded within prepaid expenses and other current assets on its condensed consolidated balance sheet. These unamortized prepaid expenses relate to license and service contracts that will continue to be utilized by the Company until the time the Company ceases using the New ERP system. The Company is also obligated under a non-cancellable agreement to make future payments through 2017 of approximately $4.0 million related to New ERP software licenses. The Company may be required to accelerate the expense recognition of any unamortized prepaid costs and future contractual costs once we cease using the New ERP.

5.    Debt
Long-term debt as of March 31, 2016 and December 31, 2015 consists of the following:

(in thousands)	March 31, 2016	December 31, 2015
Revolving credit agreement	$151,551	$152,260
Senior secured notes	250,000	250,000
Other	4,223	6,266
	405,774	408,526
Unamortized debt issuance costs related to senior secured notes	(4,421)	(4,869)
Unamortized original issue discount	(602)	(664)
	400,751	402,993
Less: Current portion of long-term debt	1,669	2,777
	$399,082	$400,216

Revolving Credit Agreement
On December 1, 2015, in connection with the Merger, we entered into a senior secured credit agreement with Wells Fargo Capital Finance (the “Credit Agreement”), which includes a revolving line of credit (the “Revolver”). We had outstanding borrowings under the Revolver of $151.6 million with net availability of $154.7 million as of March 31, 2016. The interest rate on outstanding LIBOR Rate borrowings of $120.0 million was 1.9%, the interest rate on outstanding Base Rate borrowings of $10.6 million was 4.0% and the interest rate on outstanding FILO borrowings of $20.9 million ranged from 2.7% to 4.8% as of March 31, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of March 31, 2016. The carrying value of the Revolver at March 31, 2016 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Senior Secured Notes
On September 20, 2013, Legacy BMC issued $250.0 million of senior secured notes (the "Senior Notes"). The interest rate on the Senior Notes is fixed at 9.0% and is payable semiannually in March and September. As of March 31, 2016, the estimated market value of the Senior Notes was $11.9 million more than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Other
Other long-term debt consists of $3.7 million of term notes secured by delivery and handling equipment with various maturities through November 2018 and a $0.5 million term note secured by real property with a maturity of March 2021. The interest rates range from 4.2% to 8.4%. Interest is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

6.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2016 and December 31, 2015. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has recorded a liability for uncertain tax positions of $3.0 million within income taxes receivable on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 related to the Company’s tax accounting method to accelerate certain temporary tax deductions on its 2014 federal and state income tax returns.

For the three months ended March 31, 2016, the effective tax rate was 36.8%, which varied from the federal statutory rate of 35% primarily due to state taxes and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three months ended March 31, 2015, the effective tax rate from continuing operations was 37.2%, which varied from the federal statutory rate of 35% primarily due to state taxes.

7.    Commitments and Contingencies
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
8.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Restricted stock	$692	$848
Restricted stock units	881	—
Stock options	316	—
Stock based compensation	$1,889	$848
During the three months ended March 31, 2016, the Company granted 75,000 restricted stock units to an executive that vest 1/3 each on December 31, 2016, 2017 and 2018. The Company also granted the executive performance-based restricted stock units that vest on December 31, 2018. The grant date fair value of the restricted stock units and performance-based restricted stock units was $16.35. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company’s cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018. As of March 31, 2016, the Company expects that 82,500 of the performance-based restricted stock awards will vest.
9.    Segments
ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company’s operating segments consist of the Mid-Atlantic, Southeast, Texas, Intermountain, Western and Mountain West divisions. Due to the similar economic characteristics, nature of products, distribution methods and customers, the Company has aggregated our operating segments into one reportable segment, “Geographic divisions.”
In addition to our reportable segment, the Company’s consolidated results include “Other reconciling items.” Other reconciling items is comprised of our corporate activities.
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$727,418	$166,617	$15,606	$52,979
Other reconciling items	—	—	1,076	(19,270)
	$727,418	$166,617	$16,682

	Three Months Ended March 31, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$292,826	$66,697	$4,497	$20,013
Other reconciling items	—	—	131	(8,362)
	$292,826	$66,697	$4,628
Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2016	2015
Loss before income taxes	$(10,696)	$(5,669)
Interest expense	8,231	6,730
Depreciation and amortization	16,682	4,628
Impairment of assets	11,883	—
Merger and integration costs	2,836	—
Inventory step-up charges	2,884	—
Non-cash stock compensation expense	1,889	848
Headquarters relocation	—	1,377
Insurance deductible reserve adjustments	—	378
Loss portfolio transfer	—	2,826
Acquisition costs and other items	—	533
Adjusted EBITDA of other reconciling items	19,270	8,362
Adjusted EBITDA of geographic divisions reportable segment	$52,979	$20,013
10.    Earnings Per Share
Basic net income per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options, restricted stock and restricted stock unit awards are considered to be potential common shares. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted EPS for the three months ended March 31, 2016 and 2015.
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2016	2015
Restricted stock	362	600
Restricted stock units	357	—
Stock options	1,222	—

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2015 Annual Report on Form 10-K.
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

•
the potential negative impacts from the significant decline in oil prices on employment, home construction and remodeling activity in Texas (particularly the Houston metropolitan area) and other markets dependent on the energy industry;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	the impact of pricing pressure from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the potential loss of significant customers;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	cybersecurity risks;

•	risks related to the integration of Building Materials Holding Corporation with and into our business and successful operation of the post-merger company;

•	our ability to retain qualified employees following the merger with Building Materials Holding Corporation, while controlling labor costs;

•	our ability to operate on multiple ERP information systems and the subsequent conversion to a single system;

•	the impact of additional indebtedness assumed through the merger with Building Materials Holding Corporation; and

•	the various financial covenants in our secured credit agreement and senior secured notes indenture.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-

looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.
Overview
On December 1, 2015, SBS completed the Merger with privately-held BMC in accordance with the terms of the Merger Agreement, pursuant to which BMC merged with and into SBS. SBS survived the Merger and in connection therewith changed its name to “BMC Stock Holdings, Inc.” The financial statements included in this Quarterly Report on Form 10-Q represent the financial statements of BMC Stock Holdings, Inc. and its subsidiaries.

Under GAAP, the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMC is considered to have acquired SBS. Consequently, the historical financial statements for the three months ended March 31, 2015 reflect only the operations and financial condition of BMC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

We are a diversified lumber and building materials distributor and solutions provider that sells to new construction and repair and remodeling contractors. We carry a broad line of products and have operations in 42 metropolitan areas within 17 states throughout the United States. The 17 states in which we operate accounted for approximately 63% of 2015 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary products are lumber & lumber sheet goods, millwork, doors, flooring, windows, structural components such as engineered wood products, trusses and wall panels and other exterior products. Additionally, we provide solution-based services to our customers, including design, product specification and installation services. We serve a broad customer base, including large-scale production homebuilders, custom homebuilders and repair and remodeling contractors. We offer a broad range of products sourced through a strategic network of suppliers, which together with our various solution-based services, represent approximately 50% of the construction cost of a typical new home.

Primarily as a result of the Merger and acquisitions of VNS Corporation (“VNS”) and Robert Bowden Inc. (“RBI”) (discussed further below), as well as improving conditions in the residential construction market, our net sales for the three months ended March 31, 2016 increased 148.4% compared to the prior year period. Our gross profit as a percentage of net sales (“gross margin”) was 22.9% for the three months ended March 31, 2016 compared to 22.8% for the prior year period. We recorded a loss from operations of $3.9 million during the three months ended March 31, 2016 compared to operating income of $0.4 million during the three months ended March 31, 2015.
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
Approximately $379.5 million of the sales increase for the three months ended March 31, 2016 compared to the prior year period is a result of the Merger and acquisitions of RBI and VNS.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 17.9% and single-family houses completed in the South and West regions of the United States increased approximately 15.4% for the three months ended March 31, 2016 as compared to the same period in the prior year.
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

	Three Months Ended March 31,
	2016 versus 2015	2016 average price
Framing lumber prices	(10.4)%	$319
Structural panel prices	(7.9)%	$350
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
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. As a result, sales are usually lower in the first and fourth quarters than in the second and third quarters.
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2016		2015
Net sales	$727,418	100.0%	$292,826	100.0%
Cost of goods sold	560,801	77.1%	226,129	77.2%
Gross profit	166,617	22.9%	66,697	22.8%
Operating expenses:
Selling, general and administrative expenses	141,781	19.5%	62,861	21.5%
Depreciation expense	8,792	1.2%	3,444	1.2%
Amortization expense	5,245	0.7%	—	0.0%
Impairment of assets	11,883	1.6%	—	0.0%
Merger and integration costs	2,836	0.4%	—	0.0%
(Loss) income from operations	(3,920)	(0.5)%	392	0.1%
Other income (expense)
Interest expense	(8,231)	(1.1)%	(6,730)	(2.3)%
Other income, net	1,455	0.2%	669	0.2%
Loss before income taxes	(10,696)	(1.5)%	(5,669)	(1.9)%
Income tax benefit	(3,940)	(0.5)%	(2,108)	(0.7)%
Net loss	$(6,756)	(0.9)%	$(3,561)	(1.2)%
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Net sales
For the three months ended March 31, 2016, net sales increased $434.6 million, or 148.4%, to $727.4 million from $292.8 million during the three months ended March 31, 2015. Approximately 129.6% of the increase in net sales was a result of the Merger and acquisitions of VNS and RBI, while 21.9% of the increase was due to volume growth related to existing operations. The impact of commodity price deflation decreased net sales by approximately 3.1%. We estimate approximately 78% of our net sales for the three months ended March 31, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States increased approximately 17.9% for the three months ended March 31, 2016 as compared to the same period in the prior year, while single-family houses completed in the South and West regions of the United States increased approximately 15.4% during the same time period.

The following table shows net sales classified by major product category:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$110,381	15.2%	$45,432	15.5%	143.0%
Lumber & lumber sheet goods	209,302	28.8%	91,100	31.1%	129.7%
Millwork, doors & windows	217,899	30.0%	82,135	28.0%	165.3%
Other building products & services	189,836	26.0%	74,159	25.4%	156.0%
Total net sales	$727,418	100.0%	$292,826	100.0%	148.4%
Cost of goods sold
For the three months ended March 31, 2016, cost of goods sold increased $334.7 million, or 148.0%, to $560.8 million from $226.1 million during the three months ended March 31, 2015. We estimate our cost of goods sold increased approximately 128.6% as a result of the Merger and acquisitions of VNS and RBI, while organic change accounted for an increase of 19.4%. Cost of goods sold for the three months ended March 31, 2016 includes $2.9 million of expense incurred in relation to the sell-through of Legacy SBS inventory which was stepped up in value in connection with the Merger.
Gross profit
For the three months ended March 31, 2016, gross profit increased $99.9 million, or 149.8%, to $166.6 million from $66.7 million for the three months ended March 31, 2015, driven primarily by the Merger and acquisitions of VNS and RBI, as well as increased sales volume. Our gross margin was 22.9% for the three months ended March 31, 2016 and 22.8% for the three months ended March 31, 2015. This slight increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the three months ended March 31, 2016:

•
selling, general and administrative expenses were $141.8 million, up $78.9 million, or 125.5%, from $62.9 million for the three months ended March 31, 2015 related primarily to the Merger and acquisitions of VNS and RBI.

•
depreciation expense was $8.8 million compared to $3.4 million for the three months ended March 31, 2015. This increase primarily relates to fixed assets acquired through the Merger and acquisitions of VNS and RBI, as well as replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $5.2 million compared to $0 for the three months ended March 31, 2015. The amortization expense recognized for the three months ended March 31, 2016 relates to intangible assets acquired through the Merger and acquisitions of VNS and RBI.

•
the Company recognized asset impairment charges of $11.9 million. During the first quarter of 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP (see Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

•	the Company incurred $2.8 million of Merger and integration costs related to the ongoing integration of BMC and SBS, consisting primarily of professional fees and severance benefits.
Other income, net
For the three months ended March 31, 2016, other income, net increased $0.8 million compared to the the prior year period. This increase was primarily due to $1.0 million of insurance proceeds received during the three months ended March 31, 2016 related to a fire at one of the Company’s facilities during 2015.

Interest expense
For the three months ended March 31, 2016, interest expense was $8.2 million compared to $6.7 million for the prior year period. This increase relates primarily to Legacy SBS borrowings that were assumed by the Company as of the Merger date, as well as Legacy BMC borrowings used to fund the purchase of RBI. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.9 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
Income tax
For the three months ended March 31, 2016, the income tax benefit was $3.9 million compared to $2.1 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 36.8%, which varied from the federal statutory rate of 35% primarily due to state taxes and the Manufacturing Deduction. The effective tax rate for the three months ended March 31, 2015 was 37.2%, which varied from the federal statutory rate of 35% primarily due to state income taxes.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2015 and the first three months of 2016, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at March 31, 2016 was $159.1 million, which includes $4.4 million in cash and cash equivalents and $154.7 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Adjusted working capital* and net current assets
Adjusted working capital was $350.5 million and $344.7 million as of March 31, 2016 and December 31, 2015, respectively, and net current assets (current assets less current liabilities) were $345.4 million and $335.7 million as of March 31, 2016 and December 31, 2015, respectively, as summarized in the following table:

(in thousands)	March 31, 2016	December 31, 2015
Receivables, net of allowances	$329,096	$303,176
Inventories, net	254,118	243,960
Other current assets	53,952	54,345
Income taxes receivable	10,297	11,390
Accounts payable, accrued expenses and other current liabilities	(297,009)	(268,178)
Total adjusted working capital*	350,454	344,693
Cash and cash equivalents	4,364	1,089
Current portion of long-term debt and capital lease obligations	(9,415)	(10,129)
Total net current assets	$345,403	$335,653
*Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s financial position and liquidity. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as current assets, as determined under GAAP, excluding cash and cash equivalents, minus current liabilities, as determined under GAAP, excluding the current portion of long-term debt and capital lease obligations. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP or as an indication of our performance. Our calculation of adjusted working capital is not necessarily comparable to similarly titled measures reported by other companies.

Accounts receivable, net, increased $25.9 million from December 31, 2015 to March 31, 2016 and days sales outstanding (measured against net sales in the current fiscal quarter of each period and including pre-acquisition sales of Legacy SBS for the fourth quarter of 2015) increased from 37 days at December 31, 2015 to 41 days at March 31, 2016 primarily due to seasonal increases in sales.

Inventories, net, increased $10.2 million from December 31, 2015 to March 31, 2016 primarily due to seasonal increases in inventory and inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period and including pre-acquisition cost of goods sold of Legacy SBS for the fourth quarter of 2015) increased from 39 days at December 31, 2015 to 41 days at March 31, 2016.

Income taxes receivable decreased $1.1 million from December 31, 2015 to March 31, 2016 due to $0.2 million of income tax refunds, net of payments, and $0.9 million related primarily to the reduction in timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.
Accounts payable, accrued expenses and other current liabilities increased $28.8 million from December 31, 2015 to March 31, 2016 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume and the alignment of purchase terms between the Legacy BMC and Legacy SBS suppliers.
Cash flows from operating activities
Net cash provided by (used in) operating activities was $13.6 million and $(17.2) million for the three months ended March 31, 2016 and 2015, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net loss	$(6,756)	$(3,561)
Non-cash expenses	33,330	5,569
Change in deferred income taxes	(5,521)	—
Change in working capital and other assets and liabilities	(7,424)	(19,205)
Net cash provided by (used in) operating activities	$13,629	$(17,197)
Net cash provided by operating activities increased by $30.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to the following:

•	Net loss increased by $3.2 million as discussed in “-Operating Results,” above.

•	Non-cash expenses increased by $27.8 million primarily as a result of asset impairment charges and increases in depreciation and amortization expense, as discussed in “-Operating Results” above.

•
The change in deferred income taxes during the three months ended March 31, 2016 and March 31, 2015 was due to a reduction in the timing differences between our losses before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.

•
Cash outflows from changes in working capital and other assets and liabilities of $7.4 million and $19.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively, are primarily attributable to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “-Adjusted working capital* and net current assets” above for further discussion.

Cash flows from investing activities
Net cash (used in) provided by investing activities was $(4.3) million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2016	2015
Purchases of property, equipment and real estate	$(5,471)	$(6,758)
Insurance proceeds	1,003	—
Change in restricted assets	—	21,017
Other investing activities	217	1,166
Net cash (used in) provided by investing activities	$(4,251)	$15,425

Cash used for the purchase of property and equipment for the three months ended March 31, 2016 and 2015 resulted primarily from the purchase of vehicles and equipment to support increased sales volume as well as facility improvements.
During the three months ended March 31, 2016, the Company received insurance proceeds of $1.0 million related to a fire at one of the Company’s facilities during 2015.
Cash provided by the change in restricted assets for the three months ended March 31, 2015 resulted primarily from the release of collateralized letters of credit related to insurance claims for periods prior to January 2010 into unrestricted cash as a result of reductions in claims and the transfer of the risk of loss of remaining claims to a reinsurer in January 2015.
Other investing activities consist primarily of proceeds from sales of property and equipment.

Cash flows from financing activities
Net cash used in financing activities was $6.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net repayments on Revolver	$(708)	$—
Borrowings under other notes	—	1,138
Payments on capital lease obligations and other notes	(3,976)	(2,498)
Other financing activities, net	(1,419)	(404)
Net cash used in financing activities	$(6,103)	$(1,764)
The Company made net repayments of $0.7 million on the Revolver during the three months ended March 31, 2016. No amounts were borrowed under the Revolver during the three months ended March 31, 2015.
Borrowings under other notes for the three months ended March 31, 2015 relate to notes secured by certain operating equipment. No such borrowings were made during the three months ended March 31, 2016.
Payments on capital leases and other notes increased by $1.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to payments on Legacy SBS capital leases assumed through the Merger and new financing of handling equipment to support higher sales volumes.
Other financing activities, net for the three months ended March 31, 2016 consist of net repayments of secured borrowings, purchases of treasury shares and debt issuance costs. Other financing activities, net for the three months ended March 31, 2015 consist primarily of purchases of treasury shares.

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

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into the Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement includes the Revolver with maximum availability of $450 million, of which up to $75 million may be used for issuance of letters of credit. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes as discussed further below, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves. We were in compliance with all debt covenants as of March 31, 2016.

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
We had outstanding borrowings of $151.6 million with net availability of $154.7 million as of March 31, 2016. The interest rate on outstanding LIBOR Rate borrowings of $120.0 million was 1.9% , the interest rate on outstanding Base Rate borrowings of $10.6 million was 4.0% and the interest rate on outstanding FILO borrowings of $20.9 million ranged from 2.7% to 4.8% as of March 31, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of March 31, 2016.
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

Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver decreased to $151.6 million at March 31, 2016 from $152.3 million at December 31, 2015.

During the three months ended March 31, 2016, the Company acquired assets under capital leases totaling $2.7 million.

The Company was obligated under certain purchase commitments totaling $4.2 million at March 31, 2016 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles and a commitment for a subscription related to the Legacy BMC ERP system.
Off-Balance Sheet Arrangements
At March 31, 2016 and December 31, 2015, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently issued accounting pronouncements
See Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.

Critical Accounting Policies
There have been no significant material changes to the critical accounting policies as disclosed in the Company’s 2015 Annual Report on Form 10-K.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant material changes to the market risks as disclosed in the Company’s 2015 Annual Report on Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected our internal control over financial reporting. Consistent with the three months ended December 31, 2015, Legacy SBS and Legacy BMC maintained separate accounting systems during the three months ended March 31, 2016. As part of the Company’s ongoing integration activities following the Merger, Legacy SBS’s financial reporting controls and procedures are in the process of being implemented at Legacy BMC. As part of these integration activities and consistent with the Company’s ongoing process to implement Legacy SBS’s financial reporting controls and procedures at Legacy BMC, the Company has decided to integrate all operations under the Legacy SBS ERP system and to discontinue use of the Legacy BMC ERP system. The Company expects this ERP integration to materially affect the Company’s internal control over financial reporting as it is completed.

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
ITEM 1A    RISK FACTORS
Please refer to “Part I, Item 1A Risk Factors” in our 2015 Annual Report on Form 10-K for information regarding factors that could affect our financial condition and operating results. The following is an update to a Risk Factor included in our 2015 Annual Report on Form 10-K. The risks described below and in our 2015 Annual Report on Form 10-K, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Processing, consolidating and reconciling information from multiple ERP systems increases the chance of error, and we may incur significant additional costs related thereto. In markets in which both Legacy SBS and Legacy BMC stores operate, some orders and processes require manual input to consolidate purchasing, inventory, sales and billing functions. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain accurate books and records and comply with regulatory requirements.
During 2013, Legacy BMC selected a new third-party software vendor as its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. The Company also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP. In connection with this decision, we recorded asset impairment charges of approximately $11.9 million in our condensed consolidated statement of operations for the three months ended March 31, 2016. We remain obligated under a license agreement through 2017 related to the New ERP, which will require us to make future payments totaling approximately $4 million. We may be required to recognize these and other costs in our statements of operations once we cease using the New ERP.
If the implementation of the Legacy SBS ERP system across Legacy BMC operations is not executed successfully, this could result in business interruptions. If we do not complete the implementation timely and successfully, we may also incur additional costs associated with this project and a delay in our ability to improve existing operations, to support future growth and to take advantage of new applications and technologies.
Such projects are inherently complex, resource intensive, and lengthy. As a result, we could experience unplanned or unforeseen issues that could adversely affect the project, our business or our results of operations, including:

•	costs of implementation that materially exceed our expectations;

•	diversion of management’s attention away from normal daily business operations;

•
risk of incurring additional asset impairment charges, accelerated depreciation expense or other charges related to the early retirement of information system assets or the early termination of information system supplier agreements;

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
10.1
Amended and Restated Employment Agreement, dated as of April 1, 2016, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2016 in Commission File No. 001-36050)

31.1	Certification by Peter C. Alexander, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date: May 6, 2016	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)