Form 10-Q
period 2016-06-30
BMC STOCK HOLDINGS, INC.
filed 2016-08-08
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at August 5, 2016 was 66,427,246 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$6,004	$1,089
Accounts receivable, net of allowances	343,364	303,176
Inventories, net	267,371	243,960
Costs in excess of billings on uncompleted contracts	23,590	22,528
Income taxes receivable	5,771	11,390
Prepaid expenses and other current assets	37,274	31,817
Total current assets	683,374	613,960
Property and equipment, net of accumulated depreciation	280,759	295,978
Customer relationship intangible assets, net of accumulated amortization	170,619	177,036
Other intangible assets, net of accumulated amortization	6,784	10,900
Goodwill	254,956	254,664
Other long-term assets	18,053	18,601
Total assets	$1,414,545	$1,371,139
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$175,450	$135,632
Accrued expenses and other liabilities	85,865	91,888
Billings in excess of costs on uncompleted contracts	24,363	15,888
Interest payable	6,915	6,882
Current portion:
Long-term debt and capital lease obligations	9,076	10,129
Insurance deductible reserves	16,091	17,888
Total current liabilities	317,760	278,307
Insurance deductible reserves	39,457	37,334
Long-term debt	376,631	400,216
Long-term portion of capital lease obligations	15,374	16,495
Deferred income taxes	1,046	3,021
Other long-term liabilities	5,797	6,834
Total liabilities	756,065	742,207
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 66.5 million and 65.4 million shares issued, and 66.4 million and 65.3 million outstanding at June 30, 2016 and December 31, 2015, respectively	665	654
Additional paid-in capital	645,423	626,402
Retained earnings	13,528	2,302
Treasury stock, at cost, 0.1 million and less than 0.1 million shares at June 30, 2016 and December 31, 2015, respectively	(1,136)	(426)
Total stockholders' equity	658,480	628,932
Total liabilities and stockholders' equity	$1,414,545	$1,371,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net sales
Building products	$601,692	$256,404	$1,155,071	$470,278
Construction services	195,855	100,883	369,894	179,835
	797,547	357,287	1,524,965	650,113
Cost of sales
Building products	443,366	191,618	863,897	352,431
Construction services	162,526	81,851	302,796	147,167
	605,892	273,469	1,166,693	499,598
Gross profit	191,655	83,818	358,272	150,515

Selling, general and administrative expenses	139,897	67,503	281,678	130,364
Depreciation expense	9,290	3,262	18,082	6,706
Amortization expense	5,288	264	10,533	264
Impairment of assets	—	—	11,883	—
Merger and integration costs	3,597	3,042	6,433	3,042
	158,072	74,071	328,609	140,376
Income from operations	33,583	9,747	29,663	10,139
Other income (expense)
Interest expense	(8,121)	(6,730)	(16,352)	(13,460)
Other income, net	1,411	347	2,866	1,016
Income (loss) before income taxes	26,873	3,364	16,177	(2,305)
Income tax expense (benefit)	8,891	1,239	4,951	(869)
Net income (loss)	$17,982	$2,125	$11,226	$(1,436)

Weighted average common shares outstanding
Basic	65,839	39,076	65,589	39,024
Diluted	66,417	39,306	66,137	39,024

Net income (loss) per common share
Basic	$0.27	$0.05	$0.17	$(0.04)
Diluted	$0.27	$0.05	$0.17	$(0.04)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$11,226	$(1,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	23,288	9,114
Amortization of intangible assets	10,533	264
Amortization of debt issuance costs	1,846	1,158
Amortization of original issue discount	123	121
Amortization of inventory step-up charges	2,884	—
Deferred income taxes	(1,975)	—
Non-cash stock compensation expense	3,693	1,721
Impairment of assets	11,883	—
Gain on sale of property, equipment and real estate	(372)	(659)
Gain on insurance proceeds	(1,003)	—
Change in assets and liabilities
Accounts receivable, net of allowances	(40,188)	(17,078)
Inventories, net	(26,295)	(8,193)
Accounts payable	40,579	6,764
Other assets and liabilities	3,166	(404)
Net cash provided by (used in) operating activities	39,388	(8,628)
Cash flows from investing activities
Purchases of property, equipment and real estate	(19,522)	(12,994)
Insurance proceeds	1,151	—
Proceeds from sale of property, equipment and real estate	964	1,234
Purchases of businesses, net of cash acquired	—	(46,958)
Change in restricted assets	—	21,013
Other investing activities	—	111
Net cash used in investing activities	(17,407)	(37,594)
Cash flows from financing activities
Proceeds from revolving line of credit	790,535	10,000
Repayments of proceeds from revolving line of credit	(813,791)	(10,000)
Borrowings under other notes	—	2,491
Principal payments on other notes	(2,501)	(3,058)
Proceeds from issuance of common stock, net of offering costs	13,614	—
Payments on capital lease obligations	(4,268)	(2,097)
Other financing activities	(655)	(1,030)
Net cash used in financing activities	(17,066)	(3,694)
Net increase (decrease) in cash and cash equivalents	4,915	(49,916)
Cash and cash equivalents
Beginning of period	1,089	63,262
End of period	$6,004	$13,346

Supplemental disclosure of non-cash investing and financing transactions
Assets acquired under capital lease obligations	3,248	259
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
Recently adopted accounting pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts, instead of as an asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the treatment of debt issuance costs for line-of-credit arrangements, which was not addressed in ASU 2015-03, by indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 became effective for the Company’s annual and interim periods beginning on January 1, 2016. ASU 2015-03 is required to be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of the new guidance. Accordingly, unamortized debt issuance costs related to the Company’s senior secured notes of $4.0 million as of June 30, 2016 have been presented as a direct deduction of long-term debt and unamortized debt issuance costs related to the senior secured notes of $4.9 million as of December 31, 2015 have been reclassified from non-current assets to a direct deduction of long-term debt on the consolidated balance sheets. Unamortized debt issuance costs related to the Company’s revolving line of credit of $3.9 million and $4.6 million as of June 30, 2016 and December 31, 2015, respectively, are reflected in other long-term assets on the consolidated balance sheets as permitted by ASU 2015-15.

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
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08) issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016 and Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of the standard by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early application is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact of the standard on our financial statements.

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

Reclassifications and other adjustment
In prior years, the Company included changes in book overdrafts as a financing activity on its consolidated statements of cash flows. Book overdrafts relate primarily to checks issued that have not been presented for payment to the bank, and are classified in accounts payable on the consolidated balance sheets. The Company has reclassified changes in book overdrafts for the six months ended June 30, 2015 from a financing activity to an operating activity to conform to the current year presentation. The effect of this reclassification on net cash flows from operating and financing activities as previously presented on the consolidated statements of cash flows for the six months ended June 30, 2015 is as follows:

(in thousands)	Six Months Ended June 30, 2015, As Previously Presented	Reclassification Amount	Six Months Ended June 30, 2015, As Reclassified
Net cash used in operating activities	$(5,682)	$(2,946)	$(8,628)
Net cash used in financing activities	(6,640)	2,946	(3,694)

In its Annual Report on Form 10-K for the year ended December 31, 2015, the Company disclosed certain reclassifications to its condensed consolidated balance sheet as of December 31, 2014. These reclassifications were similarly reflected for the six months ended June 30, 2015 for purposes of presenting the condensed consolidated statement of cash flows for the six months ended June 30, 2015, included herein.

During the six months ended June 30, 2016, the Company recorded an out-of-period expense of approximately $0.7 million in selling, general and administrative costs and a corresponding increase to accrued expenses and other liabilities to correct an error in the calculation of deferred rent. The Company has determined the adjustment is not material to the current period or any previously issued financial statements.

3.    Acquisition of VNS Corporation
On May 1, 2015, Legacy BMC completed the acquisition of Vidalia, Georgia-based VNS Corporation (“VNS”), enabling Legacy BMC to expand its product offerings into the southeastern United States. Legacy BMC funded the transaction through the use of available cash and borrowings on Legacy BMC’s revolving line of credit. The final purchase price was $47.1 million, net of $2.3 million of acquired cash. The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations.

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

Inventory and property and equipment were valued using the cost approach and/or market approach, customer relationships were valued using the excess earnings method and trademarks were valued using the relief from royalty method. The customer relationships and trademarks are being amortized over periods of 10 years and 2 years, respectively.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. None of the goodwill recognized is expected to be be deductible for tax purposes.

Net sales and estimated pre-tax income of VNS included in the consolidated statements of operations were $24.8 million and $0.6 million, respectively, for the three and six months ended June 30, 2015.

Pro Forma Financial Information

The following unaudited pro forma combined results of operations give effect to the acquisition of VNS by the Company as if VNS had been acquired on January 1, 2014, the beginning of the annual period prior to the acquisition date, applying certain assumptions and pro forma adjustments. The unaudited pro forma consolidated results are provided for illustrative purposes only and are not indicative of the Company’s actual results of operations or consolidated financial financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings that may result from the acquisition of VNS.

Unaudited pro forma financial information is as follows:

(in thousands, except per share data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net sales	$364,868	$687,098
Net income	2,039	(761)
Basic net income per share	0.05	(0.02)
Diluted net income per share	0.05	(0.02)

4.    Accounts Receivable
Accounts receivable consist of the following at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Trade receivables	$353,974	$311,932
Allowance for doubtful accounts	(3,460)	(2,357)
Other allowances	(7,150)	(6,399)
	$343,364	$303,176
5.    Impairment of Legacy BMC ERP System
During 2013, Legacy BMC selected a new third-party software vendor as its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. The Company also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Legacy SBS (the “Legacy SBS ERP system”) and to discontinue use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its condensed consolidated statement of operations for the six months ended June 30, 2016 related to capitalized software development costs for New ERP functionality that the Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

As of June 30, 2016, the Company had approximately $0.6 million of unamortized prepaid expenses related to the New ERP recorded within prepaid expenses and other current assets on its condensed consolidated balance sheet. These unamortized prepaid expenses relate to license and service contracts that will continue to be utilized by the Company until the time the Company ceases using the New ERP system. The Company is also obligated under a non-cancellable agreement to make future payments through 2017 of approximately $4.0 million related to New ERP software licenses. The Company may be required to accelerate the expense recognition of any unamortized prepaid costs and future contractual costs once we cease using the New ERP.

6.    Debt
Long-term debt as of June 30, 2016 and December 31, 2015 consists of the following:

(in thousands)	June 30, 2016	December 31, 2015
Revolving credit agreement	$129,004	$152,260
Senior secured notes	250,000	250,000
Other	3,765	6,266
	382,769	408,526
Unamortized debt issuance costs related to senior secured notes	(3,974)	(4,869)
Unamortized original issue discount	(541)	(664)
	378,254	402,993
Less: Current portion of long-term debt	1,623	2,777
	$376,631	$400,216

Revolving Credit Agreement
On December 1, 2015, in connection with the Merger, we entered into a senior secured credit agreement with Wells Fargo Capital Finance (the “Credit Agreement”), which includes a revolving line of credit (the “Revolver”). We had outstanding borrowings under the Revolver of $129.0 million with net availability of $187.9 million as of June 30, 2016. The interest rate on outstanding LIBOR Rate borrowings of $101.0 million was 2.0%, the interest rate on outstanding Base Rate borrowings of $5.4 million was 4.0% and the interest rate on outstanding FILO borrowings of $22.6 million ranged from 2.7% to 4.8% as of June 30, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of June 30, 2016. The carrying value of the Revolver at June 30, 2016 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Senior Secured Notes
On September 20, 2013, Legacy BMC issued $250.0 million of senior secured notes (the "Senior Notes"). The interest rate on the Senior Notes is fixed at 9.0% and is payable semiannually in March and September. As of June 30, 2016, the estimated market value of the Senior Notes was $10.3 million more than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Other
Other long-term debt consists of $3.3 million of term notes secured by delivery and handling equipment with various maturities through November 2018 and a $0.5 million term note secured by real property with a maturity of March 2021. The interest rates range from 4.3% to 7.0%. Interest is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2016 and December 31, 2015. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has recorded a liability for uncertain tax positions of $0.2 million and $3.0 million within income taxes receivable on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, related to the Company’s tax accounting method to accelerate certain temporary tax deductions on its 2014 federal and state income tax returns. During the three months ended June 30, 2016, the Company filed applications to change its tax accounting method for certain temporary tax deductions with the Internal Revenue Service. From such filings, the Company believes these tax accounting methods are more likely than not to be recognized; therefore, the Company decreased its liability for uncertain tax positions by $2.8 million with a corresponding increase to its deferred income tax liability.

For the three and six months ended June 30, 2016, the effective tax rate was 33.1% and 30.6%, respectively, which varied from the federal statutory rate of 35% primarily due to the excess tax windfall benefit from stock compensation and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three and six months ended June 30, 2015, the effective tax rate from continuing operations was 36.8% and 37.7%, respectively, which varied from the federal statutory rate of 35% primarily due to state taxes.

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
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Restricted stock	$284	$873	$976	$1,721
Restricted stock units	1,257	—	2,138	—
Stock options	263	—	579	—
Stock based compensation	$1,804	$873	$3,693	$1,721
During the six months ended June 30, 2016, the Company granted 75,000 restricted stock units to an executive that vest 1/3 each on December 31, 2016, 2017 and 2018 as well as performance-based restricted stock units that vest on December 31, 2018. The grant date fair value of the restricted stock units and performance-based restricted stock units was $16.35. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company’s cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018. As of June 30, 2016, the Company expects that 82,500 of the performance-based restricted stock awards will vest.
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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$797,547	$191,655	$15,945	$67,717
Other reconciling items	—	—	1,194	(10,183)
	$797,547	$191,655	$17,139

	Three Months Ended June 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$357,287	$83,818	$4,663	$29,743
Other reconciling items	—	—	87	(8,957)
	$357,287	$83,818	$4,750

	Six Months Ended June 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,524,965	$358,272	$31,551	$120,696
Other reconciling items	—	—	2,270	(29,453)
	$1,524,965	$358,272	$33,821

	Six Months Ended June 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$650,113	$150,515	$9,160	$49,756
Other reconciling items	—	—	218	(17,319)
	$650,113	$150,515	$9,378

Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Income (loss) before income taxes	$26,873	$3,364	$16,177	$(2,305)
Interest expense	8,121	6,730	16,352	13,460
Depreciation and amortization	17,139	4,750	33,821	9,378
Impairment of assets	—	—	11,883	—
Merger and integration costs	3,597	3,042	6,433	3,042
Inventory step-up charges	—	—	2,884	—
Non-cash stock compensation expense	1,804	873	3,693	1,721
Headquarters relocation	—	1,075	—	2,452
Insurance deductible reserve adjustments	—	(13)	—	365
Loss portfolio transfer	—	—	—	2,826
Acquisition costs and other items	—	965	—	1,498
Adjusted EBITDA of other reconciling items	10,183	8,957	29,453	17,319
Adjusted EBITDA of geographic divisions reportable segment	$67,717	$29,743	$120,696	$49,756

11.    Earnings Per Share
Basic net income per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options, restricted stock and restricted stock unit awards are considered to be potential common shares. During periods of net loss, no effect is given to potential common shares as they are anti-dilutive. Performance-based restricted stock units are not included in the calculation of diluted EPS until they are contingently issuable.
The basic and diluted EPS calculations for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Income (loss) attributable to common stockholders	$17,982	$2,125	$11,226	$(1,436)

Weighted average common shares outstanding, basic	65,839	39,076	65,589	39,024
Effect of dilutive securities:
Restricted stock	229	230	258	—
Restricted stock units	117	—	66	—
Stock options	232	—	224	—
Weighted average common shares outstanding, diluted	66,417	39,306	66,137	39,024

Basic income (loss) per share	$0.27	$0.05	$0.17	$(0.04)
Diluted income (loss) per share	$0.27	$0.05	$0.17	$(0.04)
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. The number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 206,250.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Restricted stock	—	99	—	543
Restricted stock units	27	—	27	—
Stock options	577	—	577	—

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

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	the impact of pricing pressure from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the potential loss of significant customers;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	cybersecurity risks;

•	risks related to the integration of Legacy BMC with and into our business and successful operation of the post-merger company;

•	our ability to retain qualified employees following the Merger, while controlling labor costs;

•	our ability to operate on multiple ERP information systems and the subsequent conversion to a single system;

•	the impact of additional indebtedness assumed through the Merger; and

•	the various financial covenants in our secured credit agreement and senior secured notes indenture.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and this Quarterly Report on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on

Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.
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

Under GAAP, the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMC is considered to have acquired SBS. Consequently, the historical financial statements for the three and six months ended June 30, 2015 reflect only the operations and financial condition of BMC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

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

Primarily as a result of the Merger and acquisitions of VNS and Robert Bowden Inc. (“RBI”) (discussed further below), as well as improving conditions in the residential construction market, our net sales for the three months ended June 30, 2016 increased 123.2% compared to the prior year period. Our gross profit as a percentage of net sales (“gross margin”) was 24.0% for the three months ended June 30, 2016 compared to 23.5% for the prior year period. We recorded operating income of $33.6 million during the three months ended June 30, 2016 compared to operating income of $9.7 million during the three months ended June 30, 2015.
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
Approximately $399.1 million and $778.6 million of the sales increase for the three and six months ended June 30, 2016, respectively, compared to the prior year period is a result of the Merger and acquisitions of RBI and VNS.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 5.4% and single-family houses completed in the South and West regions of the United States increased approximately 8.0% for the three months ended June 30, 2016 as compared to the same period in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 versus 2015	2016 average price	2016 versus 2015	2016 average price
Framing lumber prices	7.6%	$351	(1.9)%	$335
Structural panel prices	1.3%	$369	(3.4)%	$360
Periods of increasing prices provide the opportunity for higher sales and increased gross profit, while periods of declining prices may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. For further discussion of the impact of commodity prices on historical periods, see “-Operating Results” below.
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
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2016		2015		2016		2015
Net sales	$797,547	100.0%	$357,287	100.0%	$1,524,965	100.0%	$650,113	100.0%
Cost of goods sold	605,892	76.0%	273,469	76.5%	1,166,693	76.5%	499,598	76.8%
Gross profit	191,655	24.0%	83,818	23.5%	358,272	23.5%	150,515	23.2%
Operating expenses:
Selling, general and administrative expenses	139,897	17.5%	67,503	18.9%	281,678	18.5%	130,364	20.1%
Depreciation expense	9,290	1.2%	3,262	0.9%	18,082	1.2%	6,706	1.0%
Amortization expense	5,288	0.7%	264	0.1%	10,533	0.7%	264	0.0%
Impairment of assets	—	0.0%	—	0.0%	11,883	0.8%	—	0.0%
Merger and integration costs	3,597	0.5%	3,042	0.9%	6,433	0.4%	3,042	0.5%
Income from operations	33,583	4.2%	9,747	2.7%	29,663	1.9%	10,139	1.6%
Other income (expense)
Interest expense	(8,121)	(1.0)%	(6,730)	(1.9)%	(16,352)	(1.1)%	(13,460)	(2.1)%
Other income, net	1,411	0.2%	347	0.1%	2,866	0.2%	1,016	0.2%
Income (loss) before income taxes	26,873	3.4%	3,364	0.9%	16,177	1.1%	(2,305)	(0.4)%
Income tax expense (benefit)	8,891	1.1%	1,239	0.3%	4,951	0.3%	(869)	(0.1)%
Net income (loss)	$17,982	2.3%	$2,125	0.6%	$11,226	0.7%	$(1,436)	(0.2)%
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Net sales
For the three months ended June 30, 2016, net sales increased $440.3 million, or 123.2%, to $797.5 million from $357.3 million during the three months ended June 30, 2015. Approximately 111.7% of the increase in net sales was a result of the Merger and acquisitions of VNS and RBI, while 10.9% of the increase was due to volume growth related to existing operations. The impact of commodity price inflation increased net sales by approximately 0.6%. We estimate approximately 77% of our net sales for the three months ended June 30, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States increased approximately 5.4% for the three months ended June 30, 2016 as compared to the same period in the prior year, while single-family houses completed in the South and West regions of the United States increased approximately 8.0% during the same time period.
The following table shows net sales classified by major product category:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$123,234	15.5%	$56,344	15.8%	118.7%
Lumber & lumber sheet goods	238,463	29.9%	106,844	29.9%	123.2%
Millwork, doors & windows	229,099	28.7%	97,438	27.3%	135.1%
Other building products & services	206,751	25.9%	96,661	27.0%	113.9%
Total net sales	$797,547	100.0%	$357,287	100.0%	123.2%
Cost of goods sold
For the three months ended June 30, 2016, cost of goods sold increased $332.4 million, or 121.6%, to $605.9 million from $273.5 million during the three months ended June 30, 2015. We estimate our cost of goods sold increased approximately 110.9% as a result of the Merger and acquisitions of VNS and RBI, while organic change accounted for an increase of 10.7%.
Gross profit
For the three months ended June 30, 2016, gross profit increased $107.8 million, or 128.7%, to $191.7 million from $83.8 million for the three months ended June 30, 2015, driven primarily by the Merger and acquisitions of VNS and RBI, as well as increased sales volume. Our gross margin was 24.0% for the three months ended June 30, 2016 and 23.5% for the three months ended June 30, 2015. This slight increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.
Operating expenses
For the three months ended June 30, 2016:

•
selling, general and administrative expenses were $139.9 million, up $72.4 million, or 107.2%, from $67.5 million for the three months ended June 30, 2015 related primarily to the Merger and acquisitions of VNS and RBI.

•
depreciation expense was $9.3 million compared to $3.3 million for the three months ended June 30, 2015. This increase primarily relates to fixed assets acquired through the Merger and acquisitions of VNS and RBI, as well as replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $5.3 million compared to $0.3 million for the three months ended June 30, 2015. The amortization expense recognized for the three months ended June 30, 2016 relates to intangible assets acquired through the Merger and acquisitions of VNS and RBI.

•
the Company incurred $3.6 million of Merger and integration costs related to the ongoing integration of BMC and SBS, consisting primarily of accounting fees and other professional fees, compared to $3.0 million for the three months ended June 30, 2015.

Other income, net
For the three months ended June 30, 2016, other income, net increased $1.1 million compared to the the prior year period. This increase was primarily due to insurance proceeds received during the three months ended June 30, 2016 related to a fire at one of the Company’s facilities during 2015.

Interest expense
For the three months ended June 30, 2016, interest expense was $8.1 million compared to $6.7 million for the prior year period. This increase relates primarily to Legacy SBS borrowings that were assumed by the Company as of the Merger date, as well as Legacy BMC borrowings used to fund the purchase of RBI. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.9 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively.
Income tax
For the three months ended June 30, 2016, the income tax expense was $8.9 million compared to $1.2 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 33.1%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefit from stock compensation and the Manufacturing Deduction. The effective tax rate for the three months ended June 30, 2015 was 36.8%, which varied from the federal statutory rate of 35% primarily due to state income taxes.
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Net sales
For the six months ended June 30, 2016, net sales increased $874.9 million, or 134.6%, to $1,525.0 million from $650.1 million during the six months ended June 30, 2015. Approximately 119.8% of the increase in net sales was a result of the Merger and acquisitions of VNS and RBI, while 15.6% of the increase was due to volume growth related to existing operations. The impact of commodity price deflation decreased net sales by approximately 0.8%. We estimate approximately 77% of our net sales for the six months ended June 30, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States increased approximately 10.5% for the six months ended June 30, 2016 as compared to the same period in the prior year, while single-family houses completed in the South and West regions of the United States increased approximately 11.3% during the same time period.
The following table shows net sales classified by major product category:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$233,615	15.3%	$101,776	15.7%	129.5%
Lumber & lumber sheet goods	447,765	29.4%	197,944	30.4%	126.2%
Millwork, doors & windows	446,998	29.3%	179,573	27.6%	148.9%
Other building products & services	396,587	26.0%	170,820	26.3%	132.2%
Total net sales	$1,524,965	100.0%	$650,113	100.0%	134.6%
Cost of goods sold
For the six months ended June 30, 2016, cost of goods sold increased $667.1 million, or 133.5%, to $1,166.7 million from $499.6 million during the six months ended June 30, 2015. We estimate our cost of goods sold increased approximately 118.9% as a result of the Merger and acquisitions of VNS and RBI, while organic change accounted for an increase of 14.6%. Cost of goods sold for the six months ended June 30, 2016 includes $2.9 million of expense incurred in relation to the sell-through of Legacy SBS inventory which was stepped up in value in connection with the Merger.
Gross profit
For the six months ended June 30, 2016, gross profit increased $207.8 million, or 138.0%, to $358.3 million from $150.5 million for the six months ended June 30, 2015, driven primarily by the Merger and acquisitions of VNS and RBI, as well as increased sales volume. Our gross margin was 23.5% for the six months ended June 30, 2016 and 23.2% for the six months ended June 30, 2015. This slight increase was primarily driven by improved gross margins on sales of structural components and a higher percentage of total net sales being derived from non-commodity product offerings.

Operating expenses
For the six months ended June 30, 2016:

•
selling, general and administrative expenses were $281.7 million, up $151.3 million, or 116.1%, from $130.4 million for the six months ended June 30, 2015 related primarily to the Merger and acquisitions of VNS and RBI.

•
depreciation expense was $18.1 million compared to $6.7 million for the six months ended June 30, 2015. This increase primarily relates to fixed assets acquired through the Merger and acquisitions of VNS and RBI, as well as replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $10.5 million compared to $0.3 million for the six months ended June 30, 2015. The amortization expense recognized for the six months ended June 30, 2016 relates to intangible assets acquired through the Merger and acquisitions of VNS and RBI.

•
the Company recognized asset impairment charges of $11.9 million. During the first quarter of 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP (see Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

•
the Company incurred $6.4 million of Merger and integration costs related to the ongoing integration of BMC and SBS, consisting primarily of accounting fees, other professional fees and severance benefits compared to $3.0 million for the six months ended June 30, 2015.

Other income, net
For the six months ended June 30, 2016, other income, net increased $1.9 million compared to the the prior year period. This increase was primarily due to insurance proceeds received during the six months ended June 30, 2016 related to a fire at one of the Company’s facilities during 2015.
Interest expense
For the six months ended June 30, 2016, interest expense was $16.4 million compared to $13.5 million for the prior year period. This increase relates primarily to Legacy SBS borrowings that were assumed by the Company as of the date of the Merger, as well as Legacy BMC borrowings used to fund the purchase of RBI. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.8 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.
Income tax
For the six months ended June 30, 2016, income tax expense was $5.0 million compared to an income tax benefit of $0.9 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 30.6%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefit from stock compensation and the Manufacturing Deduction. The effective tax rate for the six months ended June 30, 2015 was 37.7%, which varied from the federal statutory rate of 35% primarily due to state income taxes.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2015 and the first six months of 2016, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver and, prior to the Merger, Legacy BMC’s revolving line of credit.
Our liquidity at June 30, 2016 was $193.9 million, which includes $6.0 million in cash and cash equivalents and $187.9 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $365.6 million and $335.7 million as of June 30, 2016 and December 31, 2015, respectively, as summarized in the following table:

(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$6,004	$1,089
Accounts receivable, net of allowances	343,364	303,176
Inventories, net	267,371	243,960
Other current assets	60,864	54,345
Income taxes receivable	5,771	11,390
Accounts payable, accrued expenses and other current liabilities	(308,684)	(268,178)
Current portion of long-term debt and capital lease obligations	(9,076)	(10,129)
Total net current assets	$365,614	$335,653

Accounts receivable, net, increased $40.2 million from December 31, 2015 to June 30, 2016 and days sales outstanding (measured against net sales in the current fiscal quarter of each period and including pre-acquisition sales of Legacy SBS for the fourth quarter of 2015) increased from 37 days at December 31, 2015 to 39 days at June 30, 2016 primarily due to seasonal increases in sales.

Inventories, net, increased $23.4 million from December 31, 2015 to June 30, 2016 primarily due to seasonal increases in inventory. Inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period and including pre-acquisition cost of goods sold of Legacy SBS for the fourth quarter of 2015) increased from 39 days at December 31, 2015 to 40 days at June 30, 2016.

Accounts payable, accrued expenses and other current liabilities increased $40.5 million from December 31, 2015 to June 30, 2016 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume and the alignment of purchase terms between the Legacy BMC and Legacy SBS suppliers.
Cash flows from operating activities
Net cash provided by (used in) operating activities was $39.4 million and $(8.6) million for the six months ended June 30, 2016 and 2015, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net income (loss)	$11,226	$(1,436)
Non-cash expenses	50,900	11,719
Change in working capital and other assets and liabilities	(22,738)	(18,911)
Net cash provided by (used in) operating activities	$39,388	$(8,628)
Net cash provided by operating activities increased by $48.0 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to the following:

•	Net income increased by $12.7 million as discussed in “-Operating Results” above.

•	Non-cash expenses increased by $39.2 million primarily as a result of asset impairment charges and increases in depreciation and amortization expense, as discussed in “-Operating Results” above.
Cash outflows from changes in working capital and other assets and liabilities of $22.7 million and $18.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively, are primarily attributable to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “-Adjusted working capital* and net current assets” above for further discussion.

Cash flows from investing activities
Net cash used in investing activities was $17.4 million and $37.6 million for the six months ended June 30, 2016 and 2015, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2016	2015
Purchases of property, equipment and real estate	$(19,522)	$(12,994)
Insurance proceeds	1,151	—
Purchase of businesses, net of cash acquired	—	(46,958)
Change in restricted assets	—	21,013
Other investing activities	964	1,345
Net cash used in investing activities	$(17,407)	$(37,594)
Cash used for the purchase of property and equipment for the six months ended June 30, 2016 and 2015 resulted primarily from the purchase of vehicles and equipment to support increased sales volume as well as facility improvements.
During the six months ended June 30, 2016, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $1.2 million related to property, plant and equipment damaged in the fire.
Cash used for purchases of businesses in 2015 relates to the acquisition of VNS on May 1, 2015.
Cash provided by the change in restricted assets for the six months ended June 30, 2015 resulted primarily from the release of collateralized letters of credit related to insurance claims for periods prior to January 2010 into unrestricted cash as a result of reductions in claims and the transfer of the risk of loss of remaining claims to a reinsurer in January 2015.
Other investing activities consist primarily of proceeds from sales of property and equipment.

Cash flows from financing activities
Net cash used in financing activities was $17.1 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net repayments on Revolver	$(23,256)	$—
Proceeds from issuance of common stock, net of offering costs	13,614	—
Borrowings under other notes	—	2,491
Payments on capital lease obligations and other notes	(6,769)	(5,155)
Other financing activities, net	(655)	(1,030)
Net cash used in financing activities	$(17,066)	$(3,694)
The Company made net repayments of $23.3 million on the Revolver during the six months ended June 30, 2016.
During May 2016, the Company commenced a public offering of 5,700,000 shares of its common stock by certain stockholders. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 855,000 shares of common stock. The underwriters exercised this option, which generated gross proceeds of $14.5 million and net proceeds of $13.6 million, after subtracting $0.9 of underwriting commissions and other fees.
Borrowings under other notes for the six months ended June 30, 2015 relate to notes secured by certain operating equipment. No such borrowings were made during the six months ended June 30, 2016.
Payments on capital leases and other notes increased by $1.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily to payments on Legacy SBS capital leases assumed through the Merger and new financing of handling equipment to support higher sales volumes.
Other financing activities, net for the six months ended June 30, 2016 consist of debt issuance costs, net repayments of secured borrowings, proceeds from stock option exercises and purchases of treasury stock in connection with shares withheld on vestings and exercises of equity awards. Other financing activities, net for the six months ended June 30, 2015 consist primarily of debt issuance costs and purchases of treasury stock in connection with shares withheld on vestings of equity awards.

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

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into the Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement includes the Revolver with maximum availability of $450 million, of which up to $75 million may be used for issuance of letters of credit. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes as discussed further below, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves. We were in compliance with all debt covenants as of June 30, 2016.

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
We had outstanding borrowings of $129.0 million with net availability of $187.9 million as of June 30, 2016. The interest rate on outstanding LIBOR Rate borrowings of $101.0 million was 2.0% , the interest rate on outstanding Base Rate borrowings of $5.4 million was 4.0% and the interest rate on outstanding FILO borrowings of $22.6 million ranged from 2.7% to 4.8% as of June 30, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of June 30, 2016.
Senior secured notes
On September 20, 2013, Legacy BMC issued $250.0 million of Senior Notes. The Senior Notes are governed by an indenture dated September 20, 2013 (the "BMC Indenture"). Concurrent with the Merger, the Company entered into a second supplemental indenture pursuant to which the Company assumed all obligations of Legacy BMC in relation to the Senior Notes (together with the BMC Indenture, the "Indenture"). The Senior Notes mature on September 15, 2018 and are secured by a first priority lien on certain property and equipment and a subordinate lien on certain assets, which collectively approximate substantially all assets of the Company. The interest rate is fixed at 9.0% and is payable semiannually in March and September. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes are held at BMC Stock Holdings, Inc., the parent company, which has no independent assets or operations. The Senior Notes are guaranteed by all of the subsidiaries of the Company. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several.

Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver decreased to $129.0 million at June 30, 2016 from $152.3 million at December 31, 2015.

During the six months ended June 30, 2016, the Company acquired assets under capital leases totaling $3.2 million.

The Company was obligated under certain purchase commitments totaling $17.1 million at June 30, 2016 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles and a commitment for a subscription related to the New ERP.
Off-Balance Sheet Arrangements
At June 30, 2016 and December 31, 2015, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the six months ended June 30, 2016 that has materially affected our internal control over financial reporting. Consistent with the year ended December 31, 2015, Legacy SBS and Legacy BMC maintained separate accounting systems during the six months ended June 30, 2016. As part of the Company’s ongoing integration activities following the Merger, Legacy SBS’s financial reporting controls and procedures are in the process of being implemented at Legacy BMC. As part of these integration activities and consistent with the Company’s ongoing process to implement Legacy SBS’s financial reporting controls and procedures at Legacy BMC, the Company has decided to integrate all operations under the Legacy SBS ERP system and to discontinue use of the New ERP. The Company expects this ERP integration to materially affect the Company’s internal control over financial reporting as it is completed.

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
ITEM 1A    RISK FACTORS
Please refer to “Part I, Item 1A Risk Factors” in our 2015 Annual Report on Form 10-K, as supplemented by the information in “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 (“Form 10-Q for the quarter ended March 31, 2016”), for information regarding factors that could affect our financial condition and operating results. There have been no other material changes to our risk factors from the risk factors disclosed in the 2015 Annual Reporting on Form 10-K, as amended and supplemented by such information in our Form 10-Q for the quarter ended March 31, 2016. The risks described in our 2015 Annual Report on Form 10-K and our Form 10-Q for the quarter ended March 31, 2016, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 20, 2016, a former director exercised a non-qualified stock option to purchase 64,930 shares of the Company’s stock at an exercise price of $0.97 per share. All shares under the option were purchased through a cashless exercise provision wherein the former director surrendered his right to receive 3,620 shares resulting in the issuance of 61,310 shares. The option was granted prior to the Company’s initial public offering and therefore the shares underlying the option were not part of the Company’s 2013 Incentive Plan. The shares were issued in reliance upon Section 4(a)(2) of the Securities Act of 1933 and Rule 144.
On May 31, 2016, a former employee exercised a non-qualified stock option to purchase 17,272 shares of the Company’s stock at an exercise price of $0.97 per share. All shares under the option were purchased through a cashless exercise provision wherein the former employee surrendered his right to receive 6,437 shares resulting in the issuance of 10,835 shares. The option was granted prior to the Company’s initial public offering and therefore the shares underlying the option were not part of the Company’s 2013 Incentive Plan. The shares were issued in reliance upon Section 4(a)(2) of the Securities Act of 1933 and Rule 144.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
4.1
Form of Indenture among BMC Stock Holdings, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Commission on May 16, 2016 in Commission File No. 333-211394)

10.1
First Supplement to the Registration Rights Agreement, dated as of May 18, 2016, by and among BMC Stock Holdings, Inc. and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on May 24, 2016 in Commission File No. 001-36050)

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

BMC STOCK HOLDINGS, INC.
Date: August 8, 2016	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)