Form 10-Q
period 2016-09-30
BMC STOCK HOLDINGS, INC.
filed 2016-11-08
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at November 4, 2016 was 66,616,623 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$6,750	$1,089
Accounts receivable, net of allowances	346,915	303,176
Inventories, net	276,794	243,960
Costs in excess of billings on uncompleted contracts	26,814	22,528
Income taxes receivable	—	11,390
Prepaid expenses and other current assets	42,066	31,817
Total current assets	699,339	613,960
Property and equipment, net of accumulated depreciation	281,174	295,978
Deferred income taxes	1,617	—
Customer relationship intangible assets, net of accumulated amortization	167,405	177,036
Other intangible assets, net of accumulated amortization	4,649	10,900
Goodwill	254,832	254,664
Other long-term assets	18,120	18,601
Total assets	$1,427,136	$1,371,139
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$185,561	$135,632
Accrued expenses and other liabilities	89,616	91,888
Billings in excess of costs on uncompleted contracts	17,429	15,888
Income taxes payable	1,869	—
Interest payable	985	6,882
Current portion:
Long-term debt and capital lease obligations	10,179	10,129
Insurance deductible reserves	15,513	17,888
Total current liabilities	321,152	278,307
Insurance deductible reserves	40,500	37,334
Long-term debt	372,371	400,216
Long-term portion of capital lease obligations	17,503	16,495
Deferred income taxes	—	3,021
Other long-term liabilities	5,942	6,834
Total liabilities	757,468	742,207
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 66.5 million and 65.4 million shares issued, and 66.4 million and 65.3 million outstanding at September 30, 2016 and December 31, 2015, respectively	665	654
Additional paid-in capital	647,409	626,402
Retained earnings	22,764	2,302
Treasury stock, at cost, 0.1 million and less than 0.1 million shares at September 30, 2016 and December 31, 2015, respectively	(1,170)	(426)
Total stockholders' equity	669,668	628,932
Total liabilities and stockholders' equity	$1,427,136	$1,371,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net sales
Building products	$613,763	$296,956	$1,768,834	$767,234
Construction services	207,441	119,515	577,335	299,350
	821,204	416,471	2,346,169	1,066,584
Cost of sales
Building products	446,028	222,289	1,309,925	574,720
Construction services	172,210	97,081	475,006	244,248
	618,238	319,370	1,784,931	818,968
Gross profit	202,966	97,101	561,238	247,616

Selling, general and administrative expenses	149,498	76,436	431,176	206,800
Depreciation expense	9,784	3,549	27,866	10,255
Amortization expense	5,349	735	15,882	999
Impairment of assets	—	82	11,883	82
Merger and integration costs	4,655	998	11,088	4,040
	169,286	81,800	497,895	222,176
Income from operations	33,680	15,301	63,343	25,440
Other income (expense)
Interest expense	(7,668)	(7,038)	(24,020)	(20,498)
Loss on debt extinguishment	(12,529)	—	(12,529)	—
Other income (expense), net	735	(48)	3,601	968
Income before income taxes	14,218	8,215	30,395	5,910
Income tax expense	4,982	4,168	9,933	3,299
Net income	$9,236	$4,047	$20,462	$2,611

Weighted average common shares outstanding
Basic	66,435	39,105	65,873	39,051
Diluted	67,085	39,358	66,455	39,329

Net income per common share
Basic	$0.14	$0.10	$0.31	$0.07
Diluted	$0.14	$0.10	$0.31	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$20,462	$2,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	35,215	13,836
Amortization of intangible assets	15,882	999
Amortization of debt issuance costs	2,690	1,796
Amortization of original issue discount	174	183
Amortization of inventory step-up charges	2,884	—
Deferred income taxes	(4,638)	3,799
Non-cash stock compensation expense	5,544	2,470
Impairment of assets	11,883	82
Gain on sale of property, equipment and real estate	(363)	(520)
Gain on insurance proceeds	(1,003)	—
Loss on debt extinguishment	12,529	—
Change in assets and liabilities
Accounts receivable, net of allowances	(43,739)	(42,707)
Inventories, net	(35,718)	(9,006)
Accounts payable	49,462	14,643
Other assets and liabilities	(7,443)	(105)
Net cash provided by (used in) operating activities	63,821	(11,919)
Cash flows from investing activities
Purchases of property, equipment and real estate	(26,126)	(20,752)
Insurance proceeds	1,151	—
Proceeds from sale of property, equipment and real estate	1,066	2,439
Purchases of businesses, net of cash acquired	—	(149,661)
Change in restricted assets	—	21,009
Other investing activities	—	239
Net cash used in investing activities	(23,909)	(146,726)
Cash flows from financing activities
Proceeds from revolving line of credit	1,227,050	120,500
Repayments of proceeds from revolving line of credit	(1,352,408)	(15,000)
Proceeds from issuance of senior secured notes	350,000	—
Redemption of senior secured notes	(250,000)	—
Borrowings under other notes	—	2,491
Principal payments on other notes	(2,900)	(4,679)
Proceeds from issuance of common stock, net of offering costs	13,776	—
Payments of debt issuance costs	(5,824)	(887)
Payments of debt extinguishment costs	(8,438)	—
Payments on capital lease obligations	(6,300)	(3,140)
Other financing activities	793	(410)
Net cash (used in) provided by financing activities	(34,251)	98,875
Net increase (decrease) in cash and cash equivalents	5,661	(59,770)
Cash and cash equivalents
Beginning of period	1,089	63,262
End of period	$6,750	$3,492

Supplemental disclosure of non-cash investing and financing transactions
Assets acquired under capital lease obligations	8,493	909
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
Recently adopted accounting pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts, instead of as an asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the treatment of debt issuance costs for line-of-credit arrangements, which was not addressed in ASU 2015-03, by indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 became effective for the Company’s annual and interim periods beginning on January 1, 2016. ASU 2015-03 is required to be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of the new guidance. Accordingly, unamortized debt issuance costs related to the Company’s senior secured notes of $6.3 million as of September 30, 2016 have been presented as a direct deduction of long-term debt and unamortized debt issuance costs related to the senior secured notes of $4.9 million as of December 31, 2015 have been reclassified from non-current assets to a direct deduction of long-term debt on the consolidated balance sheets. Unamortized debt issuance costs related to the Company’s revolving line of credit of $3.5 million and $4.6 million as of September 30, 2016 and December 31, 2015, respectively, are reflected in other long-term assets on the consolidated balance sheets as permitted by ASU 2015-15.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including (1) recognition of all income tax benefits and deficiencies related to exercised or vested awards in income tax expense, (2) classification of excess tax benefits as an operating activity in the statement of cash flows, (3) the ability of companies to make a policy election as to either estimate forfeitures or account for forfeitures as they occur, (4) stipulation that partial cash settlement for tax-withholding purposes would not result, by itself, in liability classification provided the amount withheld does not exceed the maximum statutory rate for an employee in the applicable jurisdictions and (5) clarification that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. For each provision, the standard indicates whether the provision should be adopted on a retrospective, prospective or modified retrospective basis. ASU 2016-09 is effective for annual and interim periods beginning on or after December 15, 2016, however early adoption is permitted. The Company elected to early adopt this standard during the first quarter of 2016. No provisions that required retrospective or modified retrospective application had a material impact on our financial statements. As permitted by the standard, the Company has made a policy election to account for forfeitures as they occur. The Company has also elected to apply the guidance related to classification of excess tax benefits on the statement of cash flows prospectively, and therefore prior periods have not been adjusted.
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08) issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016 and Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of the standard by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. Early adoption is permitted, but only for the Company’s annual and interim periods beginning on January 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We are evaluating the impact of the standard on our financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 is effective for the Company’s annual and interim periods beginning on January 1, 2017. We are evaluating the impact of the standard on our financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual and interim periods beginning on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact of the standard on our financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 was issued to decrease the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective for the Company’s annual and interim periods beginning on January 1, 2018, with early adoption permitted and retrospective application required. We are evaluating the impact of the standard on our financial statements.

Reclassifications and other adjustment
In prior years, the Company included changes in book overdrafts as a financing activity on its consolidated statements of cash flows. Book overdrafts relate primarily to checks issued that have not been presented for payment to the bank, and are classified in accounts payable on the consolidated balance sheets. The Company has reclassified changes in book overdrafts for the nine months ended September 30, 2015 from a financing activity to an operating activity to conform to the current year presentation. The effect of this reclassification on net cash flows from operating and financing activities as previously presented on the consolidated statements of cash flows for the nine months ended September 30, 2015 is as follows:

(in thousands)	Nine Months Ended September 30, 2015, As Previously Presented	Reclassification Amount	Nine Months Ended September 30, 2015, As Reclassified
Net cash used in operating activities	$(9,069)	$(2,850)	$(11,919)
Net cash used in financing activities	96,025	2,850	98,875

In the 2015 Annual Report on Form 10-K, the Company disclosed certain reclassifications to its condensed consolidated balance sheet as of December 31, 2014. These reclassifications were similarly reflected for the nine months ended September 30, 2015 for purposes of presenting the condensed consolidated statement of cash flows for the nine months ended September 30, 2015, included herein.

During the nine months ended September 30, 2016, the Company recorded an out-of-period expense of approximately $0.7 million in selling, general and administrative costs and a corresponding increase to accrued expenses and other liabilities to correct an error in the calculation of deferred rent. The Company has determined the adjustment is not material to the current period or any previously issued financial statements.

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

Acquisition of Robert Bowden, Inc.
On September 1, 2015, Legacy BMC purchased certain assets (excluding cash) and assumed certain liabilities of Marietta, Georgia-based Robert Bowden Inc. (“RBI”) for an initial purchase price of $102.4 million in cash (subject to certain adjustments). RBI has three locations in the Atlanta, Georgia area, including its manufacturing facility in Marietta. RBI sells millwork and window products to homebuilders and residential contractors primarily in the Atlanta metro market. Legacy BMC funded the transaction through borrowings under Legacy BMC’s revolving line of credit. The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations.

The final allocated fair values of acquired assets and assumed liabilities is summarized as follows:

(in thousands)
Accounts receivable	$8,343
Inventories	6,702
Prepaid expenses and other current assets	122
Property and equipment	5,524
Customer relationships	39,900
Non-compete agreements	400
Accounts payable and other accrued liabilities	(3,058)
Identifiable net assets acquired	57,933
Goodwill	44,417
Total net assets acquired	$102,350

Inventory and property and equipment were valued using the cost approach and/or market approach, customer relationships were valued using the excess earnings method and non-compete agreements were valued using the lost profit method. The customer relationships and non-compete agreements are being amortized over periods of 10 years and 3 years, respectively.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be tax deductible.

Net sales and estimated pre-tax income of RBI included in the consolidated statements of operations were $7.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2015.

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

The final allocated fair values of acquired assets and assumed liabilities is summarized as follows:

(in thousands)
Cash	$2,344
Accounts receivable	19,452
Inventories	10,665
Prepaid expenses and other current assets	952
Property and equipment	11,643
Customer relationships	10,000
Trademarks	850
Other long-term assets	59
Accounts payable	(7,464)
Accrued payable and other accrued liabilities	(4,087)
Deferred taxes	(4,364)
Identifiable net assets acquired	40,050
Goodwill	9,429
Total net assets acquired	$49,479

Inventory and property and equipment were valued using the cost approach and/or market approach, customer relationships were valued using the excess earnings method and trademarks were valued using the relief from royalty method. The customer relationships and trademarks are being amortized over periods of 10 years and 2 years, respectively.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. None of the goodwill recognized is expected to be deductible for tax purposes.

Net sales and estimated pre-tax income of VNS included in the consolidated statements of operations were $35.4 million and $1.3 million, respectively, for the three months ended September 30, 2015, and $60.1 million and $2.1 million, respectively, for the nine months ended September 30, 2015.

Pro Forma Financial Information
The following unaudited pro forma combined results of operations give effect to the acquisitions of RBI and VNS by the Company as if RBI and VNS had been acquired on January 1, 2014, the beginning of the annual period prior to the acquisition date, applying certain assumptions and pro forma adjustments. The unaudited pro forma consolidated results are provided for illustrative purposes only and are not indicative of the Company’s actual results of operations or consolidated financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings that may result from the acquisitions of RBI and VNS.

Unaudited pro forma financial information is as follows:

(in thousands, except per share data)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net sales	$431,539	$1,156,127
Net income	4,678	2,718
Basic net income per share	0.12	0.07
Diluted net income per share	0.12	0.07

4.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Trade receivables	$357,986	$311,932
Allowance for doubtful accounts	(4,710)	(2,357)
Other allowances	(6,361)	(6,399)
	$346,915	$303,176
5.    Impairment of Legacy BMC ERP System
During 2013, Legacy BMC selected a new third-party software vendor as its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP, and also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Legacy SBS (the “Legacy SBS ERP system”) and to discontinue use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its condensed consolidated statement of operations for the nine months ended September 30, 2016 related to capitalized software development costs for New ERP functionality that the Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

As of September 30, 2016, the Company had approximately $2.2 million of unamortized prepaid expenses related to the New ERP recorded within prepaid expenses and other current assets on its condensed consolidated balance sheet. These unamortized prepaid expenses relate to license and service contracts that will continue to be utilized by the Company until the time the Company ceases using the New ERP system. The Company is also obligated under a non-cancellable agreement to make future payments through 2017 of approximately $2.0 million related to New ERP software licenses. The Company may be required to accelerate the expense recognition of any unamortized prepaid costs and future contractual costs once we cease using the New ERP.

6.    Debt
Long-term debt as of September 30, 2016 and December 31, 2015 consists of the following:

(in thousands)	September 30, 2016	December 31, 2015
Senior secured notes, due 2024	$350,000	$—
Senior secured notes, due 2018	—	250,000
Revolving credit agreement	26,902	152,260
Other	3,366	6,266
	380,268	408,526
Unamortized debt issuance costs related to senior secured notes	(6,255)	(4,869)
Unamortized original issue discount	—	(664)
	374,013	402,993
Less: Current portion of long-term debt	1,642	2,777
	$372,371	$400,216

Senior Secured Notes
On September 15, 2016, the Company issued $350.0 million of senior secured notes due 2024 (the “Senior Notes”) under an unregistered private placement not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes are governed by an indenture dated September 15, 2016 (the “Indenture”). The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee our Credit Agreement (as defined below). Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement (as defined below), which collectively accounts for substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1, beginning on April 1, 2017.

The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. At any time prior to October 1, 2019, the Company may redeem the Senior Notes in whole or in part at a price equal to 100% of the principal, plus accrued and unpaid interest, plus the greater of (a) 1% of the principal amount of such note and (b) on any redemption date, the excess (to the extent positive) of the present value of the redemption price of such note at October 1, 2019 (equal to 104.125%) plus all required interest payments due on such note to and including October 1, 2019 (excluding accrued but unpaid interest), computed upon the redemption date using a discount rate equal to to the applicable treasury rate, as defined in the Indenture, at such redemption date plus 50 basis points, over the outstanding principal amount of such note. Further, during any twelve month period prior to October 1, 2019, the Company may redeem up to 10% of the Senior Notes at a redemption price equal to 103% plus accrued and unpaid interest. At any time on or after October 1, 2019, the Company may redeem the Senior Notes in whole or in part at the redemption prices set forth in the Indenture plus accrued and unpaid interest. In addition, at any time prior to October 1, 2019, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 105.5% plus accrued and unpaid interest. If the Company experiences certain change of control events, holders of the Senior Notes may require the Company to repurchase all or part of their Notes at a price equal to 101% plus accrued and unpaid interest.

The net cash proceeds from the Senior Notes were used to redeem in full $250.0 million of 9.0% senior secured notes that were issued by Legacy BMC in September 2013 and which were scheduled to mature in September 2018 (the “Extinguished Senior Notes”), and to pay accrued interest on the Extinguished Senior Notes of $11.3 million. In connection with the redemption of the Extinguished Senior Notes, the Company incurred a loss on extinguishment of debt of $12.5 million, consisting of a call premium of $8.4 million, and the write off of unamortized debt issuance costs and original issue discount of $4.1 million. The remaining proceeds were used to repay outstanding borrowings on the Revolver (as defined below) of approximately $74.0 million and to pay debt issuance costs of $6.3 million, which will be amortized over the term of the Senior Notes.

As of September 30, 2016, the estimated market value of the Senior Notes was $1.3 million more than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, in connection with the Merger, we entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Credit Agreement”) which includes a revolving line of credit (the “Revolver”). On September 15, 2016, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment”), which reduced the aggregate commitment from $450.0 million to $375.0 million and increased the letters of credit commitment from $75.0 million to $100.0 million. We had outstanding borrowings under the Revolver of $26.9 million with net availability of $268.0 million as of September 30, 2016. The interest rate on outstanding LIBOR Rate borrowings of $10.0 million was 2.0% and the interest rate on outstanding Base Rate borrowings of $16.9 million was 4.0% as of September 30, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of September 30, 2016. The carrying value of the Revolver at September 30, 2016 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. Due to the redemption of the Extinguished Senior Notes during September 2016, the issuance of the Senior Notes which mature on October 1, 2024 and the Company entering into the Second Amendment, the effective maturity date of the Revolver was extended from June 15, 2018, the date three months prior to the maturity date of the Extinguished Senior Notes, to December 1, 2020. After considering the increase to the remaining term and the reduction of the aggregate commitment resulting from the Second Amendment, the overall borrowing capacity of the Revolver increased. Accordingly, all existing unamortized debt issuance costs and new debt issuance costs related to the Second Amendment are being amortized through December 1, 2020.

Other
Other long-term debt consists of $2.9 million of term notes secured by delivery and handling equipment with various maturities through November 2018 and a $0.5 million term note secured by real property with a maturity of February 2021. The interest rates range from 4.3% to 7.0%. Interest is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2016 and December 31, 2015. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of September 30, 2016. The Company has recorded a liability for uncertain tax positions of $3.0 million within income taxes receivable on the condensed consolidated balance sheets as of December 31, 2015 related to the Company’s tax accounting method to accelerate certain temporary tax deductions on its 2014 federal and state income tax returns. During the three months ended June 30, 2016, the Company filed applications to change its tax accounting method for certain temporary tax deductions with the Internal Revenue Service. The Company believes these tax accounting methods are more likely than not to be recognized; therefore, the Company decreased its liability for uncertain tax positions by $3.0 million with a corresponding increase to its deferred income tax liability.

For the three and nine months ended September 30, 2016, the effective tax rate was 35.0% and 32.7%, respectively. In comparison to the federal statutory rate of 35%, our effective rate for each period was impacted primarily by state taxes and nondeductible costs offset by excess tax windfall benefits from stock compensation and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three and nine months ended September 30, 2015, the effective tax rate from continuing operations was 50.7% and 55.8%, respectively, which varied from the federal statutory rate of 35% primarily due to state taxes and non-deductible Merger-related costs.

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
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Restricted stock	$400	$749	$1,376	$2,470
Restricted stock units	1,200	—	3,338	—
Stock options	251	—	830	—
Stock based compensation	$1,851	$749	$5,544	$2,470
During the nine months ended September 30, 2016, the Company granted 75,000 restricted stock units to an executive that vest 1/3 each on December 31, 2016, 2017 and 2018 as well as performance-based restricted stock units that vest on December 31, 2018. The grant date fair value of the restricted stock units and performance-based restricted stock units was $16.35. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company’s cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018. As of September 30, 2016, the Company expects that 82,500 of the performance-based restricted stock awards will vest.
10.    Segments
ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
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
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and nine months ended September 30, 2016 and 2015. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended September 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$821,204	$202,966	$16,011	$69,381
Other reconciling items	—	—	1,265	(11,184)
	$821,204	$202,966	$17,276

	Three Months Ended September 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$416,471	$97,101	$5,268	$33,920
Other reconciling items	—	—	189	(9,354)
	$416,471	$97,101	$5,457

	Nine Months Ended September 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,346,169	$561,238	$47,562	$190,077
Other reconciling items	—	—	3,535	(40,637)
	$2,346,169	$561,238	$51,097

	Nine Months Ended September 30, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,066,584	$247,616	$14,428	$83,676
Other reconciling items	—	—	407	(26,673)
	$1,066,584	$247,616	$14,835
Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Income before income taxes	$14,218	$8,215	$30,395	$5,910
Interest expense	7,668	7,038	24,020	20,498
Depreciation and amortization	17,276	5,457	51,097	14,835
Impairment of assets	—	82	11,883	82
Merger and integration costs	4,655	998	11,088	4,040
Inventory step-up charges	—	—	2,884	—
Non-cash stock compensation expense	1,851	749	5,544	2,470
Loss on debt extinguishment	12,529	—	12,529	—
Headquarters relocation	—	359	—	2,811
Insurance deductible reserve adjustments and casualty fire loss	—	694	—	1,059
Loss portfolio transfer	—	—	—	2,826
Acquisition costs and other items	—	974	—	2,472
Adjusted EBITDA of other reconciling items	11,184	9,354	40,637	26,673
Adjusted EBITDA of geographic divisions reportable segment	$69,381	$33,920	$190,077	$83,676

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
The basic and diluted EPS calculations for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Income attributable to common stockholders	$9,236	$4,047	$20,462	$2,611

Weighted average common shares outstanding, basic	66,435	39,105	65,873	39,051
Effect of dilutive securities:
Restricted stock	233	253	250	278
Restricted stock units	194	—	109	—
Stock options	223	—	223	—
Weighted average common shares outstanding, diluted	67,085	39,358	66,455	39,329

Basic income per common share	$0.14	$0.10	$0.31	$0.07
Diluted income per common share	$0.14	$0.10	$0.31	$0.07
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Restricted stock	—	89	—	89
Stock options	490	—	490	—

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

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	the impact of pricing pressure from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the potential loss of significant customers;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	cybersecurity risks;

•	risks related to the continued integration of Legacy BMC and Legacy SBS and successful operation of the post-merger company;

•	our ability to operate on multiple ERP information systems, while we convert multiple systems to a single system;

•	our ability to retain qualified employees following the Merger, while controlling labor costs;

•	our ability to operate on multiple ERP information systems and the subsequent conversion to a single system;

•	the impact of additional indebtedness assumed through the Merger; and

•	the various financial covenants in our secured credit agreement and senior secured notes indenture.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K and “Item 1A. Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.
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

Under GAAP, the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMC is considered to have acquired SBS. Consequently, the historical financial statements of the Company prior to the Merger reflect only the operations and financial condition of BMC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

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

Primarily as a result of the Merger and acquisition of RBI (discussed further below), as well as improving conditions in the residential construction market, our net sales for the three months ended September 30, 2016 increased 97.2% compared to the prior year period. Our gross profit as a percentage of net sales (“gross margin”) was 24.7% for the three months ended September 30, 2016 compared to 23.3% for the prior year period. We recorded operating income of $33.7 million during the three months ended September 30, 2016 compared to operating income of $15.3 million during the three months ended September 30, 2015.
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
Merger and acquisitions
As discussed above, on December 1, 2015, SBS completed the Merger with privately-held BMC in accordance with the terms of the Merger Agreement, pursuant to which BMC merged with and into SBS.
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
Approximately $389.4 million and $1,165.7 million of the sales increase for the three and nine months ended September 30, 2016, respectively, compared to the prior year period is a result of the Merger and acquisitions of RBI and VNS.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new home construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 3.6% for the three months ended September 30, 2016 as compared to the same period in the prior year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 versus 2015	2016 average price	2016 versus 2015	2016 average price
Framing lumber prices	11.9%	$358	2.7%	$343
Structural panel prices	10.2%	$389	1.1%	$370
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
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2016		2015		2016		2015
Net sales	$821,204	100.0%	$416,471	100.0%	$2,346,169	100.0%	$1,066,584	100.0%
Cost of goods sold	618,238	75.3%	319,370	76.7%	1,784,931	76.1%	818,968	76.8%
Gross profit	202,966	24.7%	97,101	23.3%	561,238	23.9%	247,616	23.2%
Operating expenses:
Selling, general and administrative expenses	149,498	18.2%	76,436	18.4%	431,176	18.4%	206,800	19.4%
Depreciation expense	9,784	1.2%	3,549	0.9%	27,866	1.2%	10,255	1.0%
Amortization expense	5,349	0.7%	735	0.2%	15,882	0.7%	999	0.1%
Impairment of assets	—	0.0%	82	0.0%	11,883	0.5%	82	0.0%
Merger and integration costs	4,655	0.6%	998	0.2%	11,088	0.5%	4,040	0.4%
Income from operations	33,680	4.1%	15,301	3.7%	63,343	2.7%	25,440	2.4%
Other income (expense)
Interest expense	(7,668)	(0.9)%	(7,038)	(1.7)%	(24,020)	(1.0)%	(20,498)	(1.9)%
Loss on debt extinguishment	(12,529)	(1.5)%	—	0.0%	(12,529)	(0.5)%	—	0.0%
Other income (expense), net	735	0.1%	(48)	0.0%	3,601	0.2%	968	0.1%
Income before income taxes	14,218	1.7%	8,215	2.0%	30,395	1.3%	5,910	0.6%
Income tax expense	4,982	0.6%	4,168	1.0%	9,933	0.4%	3,299	0.3%
Net income	$9,236	1.1%	$4,047	1.0%	$20,462	0.9%	$2,611	0.2%

Three months ended September 30, 2016 compared to three months ended September 30, 2015
Net sales
For the three months ended September 30, 2016, net sales increased $404.7 million, or 97.2%, to $821.2 million from $416.5 million during the three months ended September 30, 2015. Approximately 93.5% of the increase in net sales was a result of the Merger and acquisition of RBI, while there was a 1.3% increase due to volume related to existing operations. The impact of commodity price inflation increased net sales by approximately 2.4%. We estimate approximately 73% of our net sales for the three months ended September 30, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States increased approximately 3.6% for the three months ended September 30, 2016 as compared to the same period in the prior year.
The following table shows net sales classified by major product category:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$126,818	15.4%	$68,987	16.6%	83.8%
Lumber & lumber sheet goods	244,885	29.8%	121,282	29.1%	101.9%
Millwork, doors & windows	233,418	28.4%	111,037	26.7%	110.2%
Other building products & services	216,083	26.4%	115,165	27.6%	87.6%
Total net sales	$821,204	100.0%	$416,471	100.0%	97.2%
Cost of goods sold
For the three months ended September 30, 2016, cost of goods sold increased $298.9 million, or 93.6%, to $618.2 million from $319.4 million during the three months ended September 30, 2015. We estimate our cost of goods sold increased approximately 92.4% as a result of the Merger and acquisition of RBI, while organic change accounted for an increase of 1.2%.
Gross profit
For the three months ended September 30, 2016, gross profit increased $105.9 million, or 109.0%, to $203.0 million from $97.1 million for the three months ended September 30, 2015, driven primarily by the Merger and acquisition of RBI. Our gross margin was 24.7% for the three months ended September 30, 2016 and 23.3% for the three months ended September 30, 2015. This increase was primarily driven by a higher percentage of total net sales being derived from millwork, doors & windows, which generally are sold at a higher gross margin than our other product categories, as well as increased consideration from supplier agreements.
Operating expenses
For the three months ended September 30, 2016:

•
selling, general and administrative expenses were $149.5 million, up $73.1 million, or 95.6%, from $76.4 million for the three months ended September 30, 2015 related primarily to the Merger and acquisition of RBI.

•
depreciation expense was $9.8 million compared to $3.5 million for the three months ended September 30, 2015. This increase primarily relates to fixed assets acquired through the Merger and acquisition of RBI, as well as replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $5.3 million compared to $0.7 million for the three months ended September 30, 2015. This increase resulted from intangible assets acquired through the Merger and acquisition of RBI.

•
the Company incurred $4.7 million of Merger and integration costs related to the ongoing integration of BMC and SBS, consisting primarily of severance, system integration costs and professional fees, compared to $1.0 million for the three months ended September 30, 2015.

Interest expense
For the three months ended September 30, 2016, interest expense was $7.7 million compared to $7.0 million for the prior year period. This increase relates primarily to Legacy SBS borrowings that were assumed by the Company as of the date of the Merger, as well as Legacy BMC borrowings used to fund the acquisition of RBI. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.8 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively.
Loss on debt extinguishment
For the three months ended September 30, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million.
Other income (expense), net
For the three months ended September 30, 2016, other income (expense), net increased $0.8 million compared to the prior year period. Approximately $0.4 million of this increase was due to the Merger, primarily relating to service charges assessed on past due accounts receivable for Legacy SBS operations.
Income tax
For the three months ended September 30, 2016, income tax expense was $5.0 million compared to $4.2 million for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 35.0%, which was consistent with the federal statutory rate of 35%. Our effective tax rate for the three months ended September 30, 2016 was impacted primarily by state taxes and nondeductible costs offset by excess tax windfall benefits from stock compensation and the Manufacturing Deduction. The effective tax rate for the three months ended September 30, 2015 was 50.7%, which varied from the federal statutory rate of 35% primarily due to state income taxes and non-deductible Merger-related costs.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net sales
For the nine months ended September 30, 2016, net sales increased $1,279.6 million, or 120.0%, to $2,346.2 million from $1,066.6 million during the nine months ended September 30, 2015. Approximately 109.3% of the increase in net sales was a result of the Merger and acquisitions of VNS and RBI, while 10.3% of the increase was due to volume growth related to existing operations. The impact of commodity price inflation increased net sales by approximately 0.4%. We estimate approximately 76% of our net sales for the nine months ended September 30, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States increased approximately 7.7% for the nine months ended September 30, 2016 as compared to the same period in the prior year.
The following table shows net sales classified by major product category:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$360,433	15.4%	$170,763	16.0%	111.1%
Lumber & lumber sheet goods	692,650	29.5%	319,226	29.9%	117.0%
Millwork, doors & windows	680,416	29.0%	290,610	27.2%	134.1%
Other building products & services	612,670	26.1%	285,985	26.9%	114.2%
Total net sales	$2,346,169	100.0%	$1,066,584	100.0%	120.0%
Cost of goods sold
For the nine months ended September 30, 2016, cost of goods sold increased $966.0 million, or 117.9%, to $1,784.9 million from $819.0 million during the nine months ended September 30, 2015. We estimate our cost of goods sold increased approximately 108.4% as a result of the Merger and acquisitions of VNS and RBI, while organic change accounted for an increase of 9.5%. Cost of goods sold for the nine months ended September 30, 2016 includes $2.9 million of expense incurred in relation to the sell-through of Legacy SBS inventory which was stepped up in value in connection with the Merger.

Gross profit
For the nine months ended September 30, 2016, gross profit increased $313.6 million, or 126.7%, to $561.2 million from $247.6 million for the nine months ended September 30, 2015, driven primarily by the Merger and acquisitions of VNS and RBI, as well as increased sales volume. Our gross margin was 23.9% for the nine months ended September 30, 2016 and 23.2% for the nine months ended September 30, 2015. This increase was primarily driven by a higher percentage of total net sales being derived from millwork, doors & windows, which generally are sold at a higher gross margin than our other product categories, as well as increased consideration from supplier agreements.
Operating expenses
For the nine months ended September 30, 2016:

•
selling, general and administrative expenses were $431.2 million, up $224.4 million, or 108.5%, from $206.8 million for the nine months ended September 30, 2015 related primarily to the Merger and acquisitions of VNS and RBI.

•
depreciation expense was $27.9 million compared to $10.3 million for the nine months ended September 30, 2015. This increase primarily relates to fixed assets acquired through the Merger and acquisitions of VNS and RBI, as well as replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $15.9 million compared to $1.0 million for the nine months ended September 30, 2015. The amortization expense recognized for the nine months ended September 30, 2016 relates to intangible assets acquired through the Merger and acquisitions of VNS and RBI.

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

•
the Company incurred $11.1 million of Merger and integration costs related to the ongoing integration of BMC and SBS, consisting primarily of severance, system integration costs and professional fees compared to $4.0 million for the nine months ended September 30, 2015.

Interest expense
For the nine months ended September 30, 2016, interest expense was $24.0 million compared to $20.5 million for the prior year period. This increase relates primarily to Legacy SBS borrowings that were assumed by the Company as of the date of the Merger, as well as Legacy BMC borrowings used to fund the acquisition of RBI. Non-cash amortization of debt issuance costs, which is included in interest expense, was $2.7 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Loss on debt extinguishment
For the nine months ended September 30, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million.
Other income, net
For the nine months ended September 30, 2016, other income, net increased $2.6 million compared to the prior year period. Approximately $1.9 million of this increase was due to insurance proceeds received during the nine months ended September 30, 2016 related to a fire at one of the Company’s facilities during 2015. Approximately $0.8 million of the increase was due to the Merger, primarily relating to service charges assessed on past due accounts receivable for Legacy SBS operations.
Income tax
For the nine months ended September 30, 2016, income tax expense was $9.9 million compared to $3.3 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 32.7%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefit from stock compensation and the Manufacturing Deduction. The effective tax rate for the nine months ended September 30, 2015 was 55.8%, which varied from the federal statutory rate of 35% primarily due to state income taxes and non-deductible Merger-related costs.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2015 and the first nine months of 2016, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows, proceeds from the September 2016 issuance of the Senior Notes, borrowings under our Revolver and, prior to the Merger, Legacy BMC’s revolving line of credit.
Our liquidity at September 30, 2016 was $274.8 million, which includes $6.8 million in cash and cash equivalents and $268.0 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $378.2 million and $335.7 million as of September 30, 2016 and December 31, 2015, respectively, as summarized in the following table:

(in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$6,750	$1,089
Accounts receivable, net of allowances	346,915	303,176
Inventories, net	276,794	243,960
Other current assets	68,880	54,345
Income taxes (payable) receivable	(1,869)	11,390
Accounts payable, accrued expenses and other current liabilities	(309,104)	(268,178)
Current portion of long-term debt and capital lease obligations	(10,179)	(10,129)
Total net current assets	$378,187	$335,653

Accounts receivable, net, increased $43.7 million from December 31, 2015 to September 30, 2016 and days sales outstanding (measured against net sales in the current fiscal quarter of each period and including pre-acquisition sales of Legacy SBS for the fourth quarter of 2015) increased from 37 days at December 31, 2015 to 38 days at September 30, 2016 primarily due to seasonal increases in sales.

Inventories, net, increased $32.8 million from December 31, 2015 to September 30, 2016 primarily due to seasonal increases in inventory. Inventory days on hand (measured against cost of goods sold in the current fiscal quarter of each period and including pre-acquisition cost of goods sold of Legacy SBS for the fourth quarter of 2015) increased from 39 days at December 31, 2015 to 40 days at September 30, 2016.

Accounts payable, accrued expenses and other current liabilities increased $40.9 million from December 31, 2015 to September 30, 2016 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume and the alignment of purchase terms between the Legacy BMC and Legacy SBS suppliers.

Cash flows from operating activities
Net cash provided by (used in) operating activities was $63.8 million and $(11.9) million for the nine months ended September 30, 2016 and 2015, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net income	$20,462	$2,611
Loss on debt extinguishment	12,529	—
Other non-cash expenses	68,268	22,645
Change in working capital and other assets and liabilities	(37,438)	(37,175)
Net cash provided by (used in) operating activities	$63,821	$(11,919)
Net cash provided by operating activities increased by $75.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to the following:

•	Net income increased by $17.9 million as discussed in “-Operating Results” above.

•	The Company recognized a loss on debt extinguishment of $12.5 million in relation to the redemption of the Extinguished Senior Notes as discussed in “-Operating Results” above.

•	Other non-cash expenses increased by $45.6 million primarily as a result of asset impairment charges and increases in depreciation and amortization as discussed in “-Operating Results” above.

•
Cash outflows from changes in working capital and other assets and liabilities of $37.4 million and $37.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, is primarily attributable to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “- Net current assets” above for further discussion.

Cash flows from investing activities
Net cash used in investing activities was $23.9 million and $146.7 million for the nine months ended September 30, 2016 and 2015, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Purchases of property, equipment and real estate	$(26,126)	$(20,752)
Insurance proceeds	1,151	—
Purchase of businesses, net of cash acquired	—	(149,661)
Change in restricted assets	—	21,009
Other investing activities	1,066	2,678
Net cash used in investing activities	$(23,909)	$(146,726)
Cash used for the purchase of property and equipment for the nine months ended September 30, 2016 and 2015 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
During the nine months ended September 30, 2016, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $1.2 million related to property, plant and equipment damaged in the fire.
Cash used for purchases of businesses in 2015 relates to the acquisitions of VNS on May 1, 2015 and RBI on September 1, 2015.
Cash provided by the change in restricted assets for the nine months ended September 30, 2015 resulted primarily from the release of collateralized letters of credit related to insurance claims for periods prior to January 2010 into unrestricted cash as a result of reductions in claims and the transfer of the risk of loss of remaining claims to a reinsurer in January 2015.
Other investing activities consist primarily of proceeds from sales of property and equipment.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(34.3) million and $98.9 million for the nine months ended September 30, 2016 and 2015, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net (repayments) borrowings on Revolver	$(125,358)	$105,500
Proceeds from issuance of Senior Notes	350,000	—
Redemption of Extinguished Senior Notes	(250,000)	—
Proceeds from issuance of common stock, net of offering costs	13,776	—
Payments of debt issuance costs	(5,824)	(887)
Payments of debt extinguishment costs	(8,438)	—
Borrowings under other notes	—	2,491
Payments on capital lease obligations and other notes	(9,200)	(7,819)
Other financing activities, net	793	(410)
Net cash (used in) provided by financing activities	$(34,251)	$98,875
The Company made net repayments of $125.4 million on the Revolver during the nine months ended September 30, 2016. Approximately $74.0 million of this repayment was funded through proceeds from the September 2016 Senior Notes issuance.
During September 2016, the Company completed an issuance of $350.0 million of Senior Notes and utilized a portion of the cash proceeds from the issuance to redeem in full the $250.0 million Extinguished Senior Notes. The Company incurred $6.3 million of debt issuance costs related to the Senior Notes, of which $5.5 million was paid prior to September 30, 2016, and paid a call premium of $8.4 million related to the Extinguished Senior Notes. The remaining proceeds from the issuance of the Senior Notes were used to repay borrowings on the Revolver, as discussed above.
During May 2016, the Company commenced a public offering of 5,700,000 shares of its common stock by certain stockholders. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 855,000 shares of common stock. The underwriters exercised this option, which generated gross proceeds of $14.5 million and net proceeds of $13.8 million, after subtracting $0.7 million of underwriting commissions and other fees.
Borrowings under other notes for the nine months ended September 30, 2015 relate to notes secured by certain operating equipment. No such borrowings were made during the nine months ended September 30, 2016.
Payments on capital leases and other notes increased by $1.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to payments on Legacy SBS capital leases assumed through the Merger and new financing of handling equipment to support higher sales volumes.
Other financing activities, net for the nine months ended September 30, 2016 consist of net repayments of secured borrowings, proceeds from stock option exercises and purchases of treasury stock in connection with shares withheld on vestings and exercises of equity awards. Other financing activities, net for the nine months ended September 30, 2015 consist primarily of purchases of treasury stock in connection with shares withheld on vestings of equity awards.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2016 capital expenditures to be approximately $50 million to $60 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes under an unregistered private placement not subject to the registration requirements of the Securities Act. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1, beginning on April 1, 2017. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The net cash proceeds from the Senior Notes were partially used to redeem in full the $250.0 million Extinguished Senior Notes, with the remaining proceeds used to repay outstanding borrowings on the Revolver and pay related fees and expenses.

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into the Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement, which includes the Revolver, was amended on September 15, 2016 when the Company entered into the Second Amendment. The Second Amendment decreased the maximum availability from $450.0 million to $375.0 million and increased the amount that may be used for issuance of letters of credit from $75.0 million to $100.0 million. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves. We were in compliance with all debt covenants as of September 30, 2016.

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.75% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.75% based on Revolver availability).
The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (1) $33.3 million and (2) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2016.
We had outstanding borrowings of $26.9 million with net availability of $268.0 million as of September 30, 2016. The interest rate on outstanding LIBOR Rate borrowings of $10.0 million was 2.0% and the interest rate on outstanding Base Rate borrowings of $16.9 million was 4.0% as of September 30, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of September 30, 2016.
Contractual Obligations and Commercial Commitments
The table below summarizes our contractual obligations with regards to the Senior Notes commitments at September 30, 2016:

	Payments Due by Period
(in thousands)	Total	Three Months Ended December 31, 2016	2017-2018	2019-2020	2021-2022	Thereafter
Senior notes obligations (1)	$504,963	$—	$39,463	$38,500	$38,500	$388,500
(1) Represents principal of $350.0 million and semi-annual interest payments at a 5.5% interest rate, beginning on April 1, 2017.

Outstanding borrowings under the Revolver decreased to $26.9 million at September 30, 2016 from $152.3 million at December 31, 2015. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. Due to the redemption of the Extinguished Senior Notes during September 2016, the issuance of the Senior Notes which mature on October 1, 2024 and the Company entering into the Second Amendment, the effective maturity date of the Revolver was extended from June 15, 2018, the date three months prior to the maturity date of the Extinguished Senior Notes, to December 1, 2020.

During the nine months ended September 30, 2016, the Company acquired assets under capital leases totaling $8.5 million.

The Company was obligated under certain purchase commitments totaling approximately $13.9 million at September 30, 2016 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles and a commitment for a subscription related to the New ERP.
Off-Balance Sheet Arrangements
At September 30, 2016 and December 31, 2015, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected our internal control over financial reporting. Consistent with the year ended December 31, 2015, Legacy SBS and Legacy BMC maintained separate accounting systems during the nine months ended September 30, 2016. As part of the Company’s ongoing integration activities following the Merger, Legacy SBS’s financial reporting controls and procedures are in the process of being implemented at Legacy BMC. As part of these integration activities and consistent with the Company’s ongoing process to implement Legacy SBS’s financial reporting controls and procedures at Legacy BMC, the Company has decided to integrate all operations under the Legacy SBS ERP system and to discontinue use of the New ERP. The Company expects this ERP integration to materially affect the Company’s internal control over financial reporting as it is completed.

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
4.1
Indenture, dated as of September 15, 2016, among BMC East, LLC, as Issuer, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

4.2
Form of 5.50% Senior Secured Notes due 2024 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

10.l
Amendment Number Two to Second Amended and Restated Senior Secured Credit Agreement and Amendment Number One to Second Amended and Restated Security Agreement, dated as of September 15, 2016, by and among BMC Stock Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

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

BMC STOCK HOLDINGS, INC.
Date: November 7, 2016	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)