Form 10-K
period 2016-12-31
BMC STOCK HOLDINGS, INC.
filed 2017-03-01
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K
_____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $824.9 million based on the closing price per share on that date of $17.82 as reported on the NASDAQ Stock Market LLC.
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 28, 2017 was 66,676,366 shares.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

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
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	inflation or deflation of prices of our products;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability;

•	the impact of our indebtedness;

•	the various financial covenants in our secured credit agreement and senior secured notes indenture;

•	our concentration of business in the Texas, California and Georgia markets;

•
the potential negative impacts from the significant decline in oil prices on employment, home construction and remodeling activity in Texas (particularly the Houston metropolitan area) and other markets dependent on the energy industry;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact a housing market decline may have on our business, including the potential for impairment losses or the closing or idling of under-performing locations;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	the impact of pricing pressure from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the impact of changes in legislation and government policy;

•	the impact of unexpected changes in our tax provisions and adoption of new tax legislation;

•	our ability to utilize our net operating loss carryforwards;

•	the potential loss of significant customers or a reduction in the quantity of products they purchase;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	the impact of disruptions to our information technology systems;

•	cybersecurity risks;

•	risks related to the continued integration of Building Materials Holding Corporation and Stock Building Supply Holdings, Inc. and successful operation of the post-merger company; and

•	our ability to operate on multiple Enterprise Resource Planning ("ERP") information systems and convert multiple systems to a single system.

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

PART I
Item 1. Business
Overview

BMC Stock Holdings, Inc. is one of the nation's leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products, including millwork, doors, windows, structural components (such as engineered wood products (“EWP”)), floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services, such as design, product specification, installation and installation management.

The 17 states in which we operate accounted for approximately 63% of 2016 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary operating regions include the South and West regions of the United States (as defined by the U.S. Census Bureau), with a significant portion of our net sales derived from markets within Texas, California and Georgia. Given the local nature of our business, we locate our facilities in close proximity to our key customers and often co-locate multiple operations in one facility to increase customer service and efficiency.

The Company is a Delaware corporation and its common stock is listed on the NASDAQ Stock Market under the ticker symbol “BMCH.”

Merger of Stock Building Supply Holdings, Inc. and Building Materials Holding Corporation

On December 1, 2015, Stock Building Supply Holdings, Inc. (“SBS” or “Legacy SBS”) completed a business combination with privately-held Building Materials Holding Corporation (“BMHC" or "Legacy BMHC") in accordance with the terms of the Agreement and Plan of Merger, dated as of June 2, 2015, by and between SBS and BMHC (the “Merger Agreement”), pursuant to which BMHC merged with and into SBS (the “Merger”). As a result of the business combination, SBS survived the Merger and in connection therewith changed its name to BMC Stock Holdings, Inc.

All references to “BMC,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean BMC Stock Holdings, Inc.

Under generally accepted accounting principles in the United States, the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMHC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMHC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

Our Industry

The lumber and building materials ("LBM") distribution industry in the United States is highly fragmented, with a number of retailers and distributors offering a broad range of products and services. Demand for our products is largely driven by the level of activity in the U.S. residential construction market, particularly in single-family new construction, which has experienced improving demand trends influenced by job growth, consumer confidence, market demographics, levels of household formations, interest rate levels, inventories of available housing units and other external factors.

According to the U.S. Census Bureau, from 2005 to 2011, single-family housing starts in the United States declined by approximately 75% to 0.43 million, which was significantly less than the 50-year average rate of approximately 1.0 million per year. Following several challenging years, single-family housing starts increased on a year-over-year basis each year from 2012 to 2016, with starts in 2014, 2015 and 2016 reaching 0.65 million, 0.71 million and 0.78 million, respectively. As a result, demand for the products we distribute and for our services has also increased.

As of October 2016, Dodge Data & Analytics (formerly McGraw-Hill) forecasted that U.S. single-family housing starts will increase approximately 9% in 2017. Additionally, the S&P Corelogic Case-Shiller Home Price Index, a leading measure of pricing for the U.S. residential housing market, has increased on a year-over-year basis for 55 straight months as of November 2016 and during 2016, the index reached its highest levels ever.

While sales to single-family homebuilders make up the largest portion of our revenues, we are active participants and believe there is significant growth potential for our products and services in both multi-family construction and the professional remodeling space.

According to the U.S. Census Bureau, multi-family housing starts in the United States reached a low of 0.11 million in 2009, but have increased to 0.36 million, 0.40 million and 0.39 million in 2014, 2015 and 2016, respectively. The multi-family space represents a large opportunity for us to capture additional market share and provide value-added solutions.

The professional remodeling space, when compared to new home construction, tends to be less price sensitive and more resilient to broader economic conditions. As of September 2016, the Home Improvement Research Institute (“HIRI”) estimated 2016 and 2017 U.S. sales of home maintenance, repair and improvement products to the professional market would reach approximately $98 billion and $102 billion, respectively, compared to sales of approximately $87 billion and $92 billion in 2014 and 2015, respectively. Several factors, including the overall age of the U.S. housing stock, rising home prices, availability of consumer capital at historically low interest rates and focus on energy efficiency may drive long-term growth in repair and remodeling expenditures.

Our Strategy

Expand our business with existing customers by investing in value-added products and services

We plan to continue to grow our net sales by increasing our share of our existing customers’ business. By growing our scale and expanding the products and services we offer in each of our local markets, we believe that we can continue to enhance the value offering for, and relationships with, our existing customers and grow our revenues and profitability. Products and services we intend to expand organically include millwork and structural components manufacturing, Ready-Frame® pre-cut framing packages and enhanced specification, showroom and design services. Additionally, we intend to use our eBusiness solutions to improve customer service, reduce waste and improve productivity. By continuing to invest systematically in our core LBM capabilities and in technologies that streamline our processes and improve customer service, we believe we can provide a broader range of products and services at each of our locations and that more customers will look to us as the key solutions provider for their building needs.

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

We currently operate two primary ERP systems across the significant majority of our locations, and we continue to focus on the use of technology to improve customer service and productivity. This includes an integrated logistics software module used by the majority of our operations that schedules orders for delivery, utilizes GPS and mobile technology in our delivery fleet and provides customers with real-time information on their order status, including notification and pictures of completed deliveries. During 2016, we also implemented a transactional eCommerce platform in several markets. We plan to introduce these capabilities to additional markets in 2017.

Expand in existing, adjacent and new geographies

We also plan to expand our business through organic means. We intend to expand our reach and service capabilities in our current metropolitan areas by opening new locations, relocating facilities as needed and increasing capacity at existing facilities. In addition, while we have operations in 17 states that accounted for approximately 63% of 2016 U.S. single-family housing permits, our markets within those states accounted for approximately half of those permits according to the U.S. Census Bureau, providing significant opportunity for growth into markets adjacent to our current markets within these states. Growth opportunities also exist through increasing net sales to residential remodeling, multi-family and light commercial contractors.

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

Our Customers

We serve a broad customer base across 42 metropolitan areas in 17 states that includes a mix of large-scale production homebuilders, custom homebuilders, multi-family builders and professional repair and remodeling contractors. Our largest 10 customers accounted for approximately 18% of our 2016 net sales, with no single customer accounting for more than 5% of our 2016 net sales. Our largest customers are comprised primarily of the large production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., Lennar Corporation, PulteGroup, Inc. and Toll Brothers, Inc. In addition to these large production homebuilders, we also service and supply regional and local custom homebuilders. We also serve professional residential remodeling contractors and multi-family and light commercial contractors in most of our markets.

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

We group our building products and services into four product categories: (i) structural components, (ii) lumber & lumber sheet goods, (iii) millwork, doors & windows, and (iv) other building products & services. For the year ended December 31, 2016, our sales of structural components and millwork, doors & windows products represented 44% of net sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher gross margin and provide us with opportunities to cross-sell other products and services.

Structural components.    Structural components are factory-built substitutes for job-site framing and include floor trusses, roof trusses, wall panels and EWP that in many cases we design and cut for each home. Roof trusses, floor trusses and wall panels are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without structural components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time.

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

Millwork, doors & windows.    The millwork, doors & windows products category includes interior and exterior doors, windows, interior trim, custom millwork, moldings, stairs and stair parts, and cabinetry, among other products. We pre-hang interior and exterior doors in many of our markets, which consists of attaching hinges and door jambs to a door slab, thereby reducing on-site installation time and providing a higher quality finished door unit than those constructed on site. Selecting, designing and managing the procurement of the proper window package for performance and architectural reasons is a key service provided by our employees.

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

Manufacturing

Our manufacturing facilities and related design capabilities are utilized to improve quality, cost and service to our homebuilder and repair and professional remodeling customers. We utilize specialized assembly and manufacturing technology and various design software packages in our manufacturing and assembly activities. We manufacture and assemble products within two of our product categories: structural components and millwork, doors & windows.
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

Our experienced sales and service professionals advise the homebuilder or contractor in areas such as opportunities for cost optimization, increased building or project efficiencies, new products and regional product preferences. The team coordinates a sequence of site deliveries with the customer. Our large delivery fleet and inventory management systems enable us to provide “just-in-time” product delivery. We believe this level of service is valued by our customers and generates customer loyalty. At January 31, 2017, we employed approximately 850 sales professionals.
Materials and Supplier Relationships

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, EWP, windows, doors and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, Interfor US Inc., Hampton Lumber, LP, West Fraser Timber Co. Ltd. and Weyerhaeuser Company and building products manufacturers such as James Hardie, JELD-WEN, Inc., Metrie, Inc., MI Windows and Doors, Inc. and Masonite Corp. We believe there is sufficient supply in the marketplace to source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. We also work with our suppliers to ensure that we have sufficient adaptability and flexibility to service our customers' needs as they evolve and as their markets grow. For certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 1,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. For the year ended December 31, 2016, no supplier accounted for more than 10% of our total materials purchases. We believe we are one of the largest customers for many of our suppliers, and therefore have significant purchasing leverage.

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

We have and will continue to experience competition for homebuilder business. Many of our competitors are predominantly small, privately owned companies, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Many of these companies have limited access to capital and lack sophisticated IT systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge, integrated supply chain and competitive pricing. We also face competition from large national lumber and building materials companies. For example, our largest competitors in our local markets often include one or more of 84 Lumber Co., Builders FirstSource, Inc., Carter Lumber Company and US LBM Holdings, LLC.

Some of our competitors are larger than we are and may have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement.
Employees

At January 31, 2017, we had approximately 9,000 full-time equivalent employees, approximately 200 of whom were represented by unions. We believe that we have good relations with our employees.
Seasonality and Other Factors

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following factors, among others:

•	the volatility of lumber prices;

•	the cyclical nature of the homebuilding industry;

•	general economic conditions in the markets in which we compete;

•	the pricing policies of our competitors;

•	the production schedules of our customers; and

•	the effects of weather.

History

BMHC was created in 1987 and initially operated approximately 20 lumber and building materials distribution facilities located in the West. The company grew primarily through acquisitions and expanded its footprint throughout the South and West regions of the United States.
SBS’s predecessor was founded as Carolina Builders Corporation in Raleigh, North Carolina in 1922 and began operating under the Stock Building Supply name in 2003. In addition, certain companies acquired by SBS were founded as early as 1822. On August 14, 2013, SBS completed its initial public offering ("IPO").

On December 1, 2015, BMHC and SBS completed the Merger, with SBS surviving the Merger. In connection with the Merger, SBS was renamed BMC Stock Holdings, Inc.
Intellectual Property

We possess an array of intellectual property rights, including patents, trademarks, trade names, proprietary technology and know-how and other proprietary rights that are important to our brand and marketing strategy. In particular, we maintain registered trademarks for BMC® and Stock Building Supply® and the BMC and Stock Building Supply logos, Fortis® and Artrim®, two of our private label lines, and our Ready-Frame® system. In addition, we maintain registered trademarks for the trade names under which many of our local branches operate. While we do not believe our business is dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect all of our intellectual property rights.
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

Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the Department of Transportation ("DOT"), which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the Occupational Safety and Health Administration ("OSHA"), which has broad administrative powers with respect to workplace and jobsite safety. Our operators are also subject to state and federal labor laws regulating hours worked and compensation paid.

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

To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our financial condition or operating results. However, there can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations. We did not incur material capital expenditures for environmental controls in fiscal year 2016 and do not anticipate material capital expenditures in this regard in fiscal year 2017.
Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are, or will be, available through the investor relations section of our website under the links to “SEC Filings.” Our investor relations Internet address is ir.buildwithbmc.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our directors and certain senior officers are required to file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. The information on the respective websites of the Company, its subsidiaries or affiliates is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A.     Risk Factors
Risks Related to Our Business

The industry in which we operate is dependent upon the homebuilding industry and repair and remodeling activity, the economy, the credit markets and other important factors.

The building products supply and services industry is highly dependent on new single-family home construction, multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012. The U.S. Census Bureau reported approximately 782,000 single-family housing starts for 2016, which is an increase of approximately 9% from 2015, but still well below historical averages over the past 50 years. There is significant uncertainty regarding the timing and extent of any recovery in construction and repair and remodeling activity and resulting product demand levels. The positive impact of a recovery on our business may also be dampened to the extent the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our products and services.

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

The building products supply and services industry is also subject to cyclical market pressures. Quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following factors, among others: the volatility of lumber prices; the cyclical nature of the homebuilding industry; general economic conditions in the markets in which we compete; the pricing policies of our competitors and the production schedules of our customers.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is below our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our geographic markets, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity could have a significant adverse effect on our financial condition, operating results and cash flows.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

The building products supply and services industry is highly fragmented and competitive. We face significant competition from local, regional and national building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell superior products, (iii) have the ability to produce or supply similar products and services at a lower cost, (iv) develop stronger relationships with our customers, (v) adapt more quickly to new technologies or evolving customer requirements than we do or (vi) develop a superior branch network in our markets. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers and specialty distributors who sell products to us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

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

Some of our products are imported into the United States and may be subject to tariffs or import duties that may impact the price of the products and limit their availability. Furthermore, the ongoing trade dispute between the United States and Canada following the expiration of the Softwood Lumber Agreement in 2015 could lead to increased volatility in prices of softwood lumber imported from Canada.

Periods of generally increasing prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2016, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were approximately 5% and 1% higher, respectively, than the prior year. Our lumber & lumber sheet goods product category represented approximately 30% of net sales in 2016. If lumber or structural panel prices were to decline significantly from current levels, our sales and profits would be negatively affected.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, products and services as well as services provided for us through third parties.

We are from time to time involved in product liability, warranty, casualty, construction defect, contract, tort, employment and other claims relating to our business, the products we manufacture, distribute or install, and services we provide, either directly or through third parties, that, if adversely determined, could adversely affect our financial condition, operating results and cash flows if we were unable to receive indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with many of the products we sell, distribute or install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

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

We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal year ended December 31, 2016, we had net income of $30.9 million and cash provided by operations of $106.9 million. For the fiscal year ended December 31, 2015, we had a net loss of $4.8 million and cash provided by operations of $0.7 million. There can be no assurance that we will achieve our profitability goals or continue to generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

•	grow our revenue through organic growth or through acquisitions;

•	improve our revenue mix by investing (including through acquisitions) in businesses that provide higher gross margins than we have been able to generate historically;

•	achieve improvements in purchasing or maintain or increase our rebates from suppliers through our supplier consolidation and/or low-cost country initiatives;

•	improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

•	maintain or reduce our overhead and support expenses as we grow;

•	effectively evaluate future inventory reserves;

•	collect monies owed from customers;

•	maintain relationships with our significant customers;

•	integrate any businesses acquired; and

•	continue to successfully integrate BMHC and SBS.

Any of these failures or delays may adversely affect our ability to maintain or increase our profitability.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2016, our total debt was $383.0 million, which includes obligations under the Senior Notes (excluding unamortized debt issuance costs), as discussed below, as well as obligations under capital leases and certain other notes. This leverage could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our indebtedness; increasing our vulnerability to general adverse economic and industry conditions; requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; exposing us to the risk of increased interest rates as borrowings under certain of our indebtedness are subject to variable rates of interest; placing us at a competitive disadvantage compared to our competitors that have less debt; and limiting our ability to borrow additional funds.
On September 15, 2016, we issued $350.0 million of senior secured notes (the "Senior Notes"). The Senior Notes are governed by an indenture dated September 15, 2016 (the "Indenture"). A portion of the proceeds from the Senior Notes was used to redeem in full the $250.0 million of senior secured notes that were issued by BMHC in September 2013 ("Extinguished Senior Notes"). This refinancing reduced our expected annual interest payments by approximately $7 million.
On December 1, 2015, in connection with the Merger, we entered into the Second Amended and Restated Senior Secured Credit Agreement with Wells Fargo Capital Finance (the "Credit Agreement"), which includes a revolving line of credit (the “Revolver”). The Credit Agreement was amended on September 15, 2016. The Revolver has a maximum availability of $375.0 million, subject to an asset borrowing formula based on eligible accounts receivable, credit card receivables and inventory. As of December 31, 2016, we had $274.3 million of unused borrowing capacity under our Revolver.
We are substantially reliant on liquidity provided by our Credit Agreement and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the housing market improves and we execute our strategic growth plan. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. The worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
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
The Credit Agreement and Indenture place limitations on our ability and the ability of our subsidiaries to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions and enter into unrelated businesses. The Credit Agreement also contains a financial covenant requiring us and our subsidiaries to maintain a Fixed Charge Coverage Ratio, as defined therein, of at least 1.00:1.00 at the end of any fiscal quarter during the period from the date that Excess Availability, as defined therein, under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10.0% of the Line Cap under the Credit Agreement until the date that Excess Availability has been greater than the greater of (i) $33.3 million and (ii) 10.0% of the Line Cap for a period of at least 30 consecutive days. The Credit Agreement and Indenture also contain various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Amounts owed under the Credit Agreement and Indenture may be accelerated and the lenders may exercise other remedies available to them upon the occurrence of various events of default set forth in the Credit Agreement and Indenture, including the failure to make principal or interest payments when due, breaches of covenants, representations and warranties set forth in the Credit Agreement and Indenture and defaults under other debt obligations. Acceleration of amounts owed under the Credit Agreement or the Indenture, or the exercise of other remedies available to holders of our debt, could materially and negatively impact our operating results, cash flows or financial condition.

Homebuilding activities in Texas, California and Georgia have a large impact on our results of operations because we conduct a significant portion of our business in markets within these states.

We presently conduct a significant portion of our business in Texas, California and Georgia, which represented approximately 33%, 13% and 13%, respectively, of 2016 total net sales. Sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, many of these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions can depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of cutbacks in federal spending and employment. In addition, the significant decline in oil prices in recent years may negatively impact home construction and remodeling activity in Texas (particularly in the Houston metropolitan area, which accounted for 12% of our 2016 total net sales) and other markets with significant employment in the energy sector. Such a reduction in construction and remodeling activities could negatively impact our operating results in those markets in the future. If homebuilding activity declines in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and therefore may negatively impact our operating results.

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

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel, while at the same time controlling our labor costs. We face significant competition for these types of employees in our industry and from other industries. Labor shortages may impact our ability to hire skilled or unskilled workers with experience in carpentry, construction or fabrication. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel, including sales force employees with key customer relationships, may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. Our officers and divisional vice presidents have experience in manufacturing, distribution, retail and homebuilding, and have been integral to our successful acquisition and integration of businesses to gain scale in our current markets. The loss of any member of our senior management team or other experienced, senior employees or sales force employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing wages, regulations governing payment of workers on a "piece-work" or "piece-rate" basis, labor relations, healthcare benefits, and health and other insurance costs. In addition, we compete with other companies for many of our employees in hourly and piece-rate positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. If we are unable to attract or retain highly qualified employees in the future, it could adversely impact our operating results.

Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the United States and the world), suppliers’ noncompliance with applicable laws, tariffs and import duties, supply disruptions, shipping interruptions or costs, and other factors beyond our control. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results and cash flows.

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

If the housing market declines, we may be required to take impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.
If conditions in the housing industry deteriorate, we may need to take goodwill and/or asset impairment charges. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing regions. Any such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

We occupy many of our facilities under long-term non-cancellable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Many of our facilities are located in leased premises. Many of our current leases are non-cancellable and typically have initial terms ranging from five to ten years, and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancellable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our financial condition, operating results and cash flows.

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

The majority of our net sales volume in fiscal 2016 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and ability to leverage such market share in the highly fragmented building products supply and services industry. The housing industry downturn resulted in significantly increased pricing pressures from production homebuilders and other customers. Continued consolidation among homebuilders, and changes in homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure which could adversely affect our operating results and cash flows. Moreover, during the housing downturn, several of our homebuilder customers defaulted on amounts owed to us or extended their payable days as a result of their financial condition. If such payment failures or delays were to recur, it could significantly adversely affect our financial condition, operating results and cash flows.

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

Our long-term business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the housing downturn, our liquidity position or the requirements of the Credit Agreement could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results and cash flows.

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

Changes in legislation and government policy may have a material adverse effect on our business in the future.

The recent presidential and congressional elections in the United States have resulted in uncertainty with respect to, and could result in significant changes in, legislation and government policy. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, reform of the federal tax code, modifications to international trade policy and increased regulation related to the employment of foreign workers. Furthermore, proposals have been discussed regarding the imposition of new or additional taxes or tariffs on goods imported from abroad or the elimination of income tax deductibility of imported products. For the year ended December 31, 2016, we purchased between $195 million and $215 million of inventory from outside of the United States.

We are currently unable to predict whether reform discussions will meaningfully change existing legislative and regulatory environments relevant to our business, or if any such changes would favorably or unfavorably impact our business. To the extent that such changes have a negative impact on us or the industries we serve, these changes may materially and adversely impact our business, financial condition, result of operations and cash flows.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

We are subject to income and other taxes in the United States. We are subject to ongoing tax audits in various jurisdictions. We regularly assess the likely outcome of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation.

As of December 31, 2016, we had a net deferred tax asset of $0.6 million. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate or the carrying value of our deferred tax assets and liabilities. Any of these changes could affect our financial performance.

We may not be able to utilize certain of our net operating loss carryforwards, which could harm our profitability.

As of December 31, 2016, we had (i) approximately $88 million of net operating loss (“NOL”) carryforwards available to reduce U.S. federal taxable income in future years and (ii) approximately $134 million of NOL carryforwards available to reduce state-level taxable income in future years. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its federal pre-change NOL carryforwards and other federal pre-change tax attributes to offset its post-change U.S. federal income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
Due to “ownership changes” from the Company’s prior periods, our ability to utilize NOL carryforwards is currently subject to limitation pursuant to the rules described above. However, future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an additional “ownership change,” which would potentially result in further limitations upon our ability to utilize NOL carryforwards.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 18% and 20% of our net sales for the years ended December 31, 2016 and 2015, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

We currently maintain a broad network of distribution and manufacturing facilities throughout the eastern, southern and western United States. Any widespread disruption to our facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to manufacture and distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. Disruptions to the national or local transportation infrastructure systems, including those related to a domestic terrorist attack, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

We are subject to exposure to environmental liabilities and are subject to environmental regulation.

We are subject to various federal, state and local environmental laws, ordinances, rules and regulations, including those promulgated by the United States Environmental Protection Agency and analogous state agencies. As current and former owners, lessees and operators of real property, we can be held liable for the investigation or remediation of contamination at or from such properties, in some circumstances irrespective of whether we knew of or caused such contamination. No assurance can be provided that investigation and remediation will not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of currently unknown environmental conditions, more stringent standards regarding existing contamination, or changes in legislation, laws, ordinances, rules or regulations or their interpretation or enforcement. More burdensome environmental regulatory requirements may increase our costs and adversely affect our financial condition, operating results and cash flows.

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

Our business employs systems and a website that allow for the secure storage and transmission of customers’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material breach of cybersecurity. As cyber-attacks become more sophisticated generally, and as we implement changes giving customers greater electronic access to our systems, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. While we have implemented administrative and technical controls, purchased cyber insurance coverage and taken other preventive actions to reduce the risk of cyber incidents and protect our IT, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Successful continued integration of BMHC and SBS and successful operation of the Company in the future are not assured. Also, integrating BMHC’s business may divert the attention of management away from operations.
There can be no assurance that we will be able to maintain and grow the continuing businesses and operations of the Company during, and following, the integration of BMHC and SBS. In addition, the market segments in which the Company operates may experience declines in demand and/or new competitors. Integrating and coordinating certain aspects of the operations, portfolio of products and personnel of BMHC and SBS involves complex operational, technological and personnel-related challenges. This process has been and will continue to be time-consuming and expensive, may disrupt the business of the Company and may not result in the full benefits expected from the Merger, including cost synergies expected to arise from efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

•	consolidating corporate and administrative infrastructures;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	issues in integrating information technology, communications and other systems;

•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and

•	unforeseen and unexpected liabilities related to the Merger.

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

Processing, consolidating and reconciling information from multiple ERP systems increases the chance of error, and we may incur significant additional costs related thereto. In markets in which both Legacy SBS and Legacy BMHC stores operate, some orders and processes require manual input to consolidate purchasing, inventory, sales and billing functions. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain accurate books and records and comply with regulatory requirements.

During 2013, BMHC selected a new third-party software vendor for its planned ERP ("New ERP") system and began incurring costs related to design, development and implementation of the New ERP. BMHC also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the ERP system utilized by Legacy SBS (the "Legacy SBS ERP system") and to discontinue the use of the New ERP. In connection with this decision, we recorded asset impairment charges of $11.9 million in our consolidated statement of operations for the the year ended December 31, 2016. We remain obligated under a license agreement through 2017 related to the New ERP, which will require us to make future payments totaling approximately $2.0 million. We may be required to recognize these and other costs in our statements of operations once we cease using the New ERP.

During 2016, the Company implemented the Legacy SBS ERP system at certain Legacy BMHC locations. If the remaining implementation of the Legacy SBS ERP system across Legacy BMHC operations is not executed successfully, this could result in business interruptions and loss of customers. If we do not complete the remaining implementation timely and successfully, we may also incur additional costs associated with this project and a delay in our ability to improve existing operations, to support future growth and to take advantage of new applications and technologies.

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

•	increased demand on our operations support personnel;

•	delays in the go-live of one or more of the stages of the project, resulting in additional costs or time for completion;

•	errors in implementation resulting in errors in the commencement or reporting of business transactions;

•	failure in the deliverables of our key partners, suppliers and implementation advisors, resulting in an inferior product, reduced business efficacy and the project not providing expected benefits;

•	loss of sales or customers as a result of errors in business transactions or delays in providing products or services;

•	deficiencies in the training of employees in the use of the new solution, resulting in errors in the recording of data or transactions, leading to delays in input deliveries and production impairment;

•	a control failure during or post implementation, which may result in a material weakness in our internal controls over financial reporting; and

•	other implementation issues leading to delays and impacts on our business.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including but not limited to:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry and market conditions;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	material litigation or government investigations;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common stock by us, our principal stockholders or members of our management team;

•	the granting or exercise of employee stock options or other equity compensation;

•	payment of liabilities for which we are self-insured;

•	volume of trading in our common stock;

•	threats to, or impairments of, our intellectual property; and

•	the impact of the factors described elsewhere in “Risk Factors.”

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Our two largest stockholders, The Gores Group, LLC ("Gores") and Davidson Kempner Capital Management LP ("DK"), own approximately 13.8 million of these shares, with approximately 7.4 million (11.1%) of these shares beneficially owned by Gores and approximately 6.4 million (9.6%) of these shares beneficially owned by DK.
In connection with the Merger, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Gores, DK and Robotti & Company Advisors, LLC (collectively the "Stockholder Group"). Under the Registration Rights Agreement, and subject to certain conditions and limitations stated therein, we granted the Stockholder Group registration rights with respect to the shares of Company common stock held by such stockholders. These rights include demand registration rights, shelf registration rights and “piggyback” registration rights, as well as customary indemnification provisions. The registration rights are subject to certain holdback and suspension periods. We generally will bear all fees, costs and expenses related to registrations, other than underwriting discounts and commissions attributable to the sale of registrable shares by the Stockholder Group under a demand registration or a piggyback registration, as applicable. Sales by the Stockholder Group of a substantial number of shares could significantly reduce the market price of our common stock.
There are 5.6 million shares authorized for issuance under the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan ("SBS 2013 Incentive Plan"), all of which are registered. As of January 31, 2017, approximately 3.6 million of these shares were available for issuance, not including shares underlying outstanding unvested restricted stock awards and restricted stock units ("RSUs") and outstanding vested and unvested stock options. In addition, as of January 31, 2017, there were issued and outstanding approximately (i) 0.1 million shares of nonvested stock, (ii) 0.3 million RSUs that convert into common stock upon vesting, and (iii) 1.0 million options for the purchase of common stock under the SBS 2013 Incentive Plan. Upon vesting, conversion or exercise as applicable, such registered shares can be freely sold in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Our Charter opts us out of being subject to Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), an anti-takeover law. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our Charter contains anti-takeover provisions that are substantially similar in effect to Section 203 of the DGCL. The anti-takeover provisions in the Charter prohibit us from engaging in a business combination, such as a merger, with a person or group owning 15% or more of our voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. The Charter includes specified exceptions from anti-takeover provisions, which provide that (i) in certain circumstances (as described below), DK, Gores and their respective affiliates or associates (the “Grandfathered Stockholders”), and (ii) any person who would otherwise be an interested stockholder because of a transfer, assignment, conveyance, hypothecation, encumbrance or other disposition of 5% or more of our outstanding voting stock by any Grandfathered Stockholder to such person will be excluded from the “interested stockholder” definition in the Charter. At any time during the period beginning on the closing date of the Merger and ending on the third anniversary thereof, each Grandfathered Stockholder is permitted to own any amount less than 20% of our outstanding voting stock and will not be deemed an interested stockholder unless such Grandfathered Stockholder’s ownership level meets or exceeds 20% of our outstanding voting stock during such three-year period. From and after the third anniversary of the closing date of the Merger, each Grandfathered Stockholder is permitted to continue owning its respective ownership amount that it owns, together with its affiliates and associates, on such anniversary and will not be deemed an interested stockholder unless such Grandfathered Stockholder’s ownership level later exceeds such ownership amount of our outstanding voting stock. Moreover, each Grandfathered Stockholder, together with its affiliates and associates, may reduce its ownership amount at any time from and after the third anniversary of the effective time of the Merger; provided that, if such Grandfathered Stockholder reduces its ownership amount below the ownership amount of such Grandfathered Stockholder that exists on the third anniversary of the effective time of the Merger, such Grandfathered Stockholder may not increase its ownership amount above such reduced amount; provided, further, that if such Grandfathered Stockholder reduces its ownership amount below 15% of our outstanding voting stock after the third anniversary of the effective time of the Merger, such Grandfathered Stockholder may own any amount of voting stock below 15% of our outstanding voting stock, in the case of each of the foregoing provisos, without being deemed an interested stockholder.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

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

Ensuring that the Company has adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Implementing appropriate changes to the internal controls of the Company may take a significant period of time to complete, may distract directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems.
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

If we were to lose securities or industry analyst coverage of our Company, the trading price for our stock may be negatively impacted. If we maintain or obtain new or additional securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing operations across 150 facilities in 17 states throughout the eastern, southern and western United States. These branches are supported from our headquarters in Atlanta, Georgia and and our main operating center in Raleigh, North Carolina. Many of our operations are co-located within a single facility: we have 91 distribution operations, 50 millwork fabrication operations, 49 structural component fabrication operations, and 12 flooring distribution operations.

Distribution facilities generally include five to 25 acres of outside storage, a 30,000 to 60,000 square foot warehouse, office and product display space, and 15,000 to 30,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, doors and windows. The distribution facilities are usually located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. In most markets, at least one of the distribution facilities is situated on a rail line to facilitate the procurement of dimensional lumber in rail car quantities and minimize our cost of goods.

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

As of January 31, 2017, we lease 94 facilities, including our corporate and branch support offices, and own 56 facilities. Many of our leases are non-cancellable and typically have an initial operating lease term of five to ten years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and maintenance expenses associated with the properties.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Stock Market under the symbol “BMCH”. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2016
First quarter	$17.06	$12.14
Second quarter	$19.99	$16.01
Third quarter	$21.50	$17.34
Fourth quarter	$20.15	$15.45
2015
First quarter	$18.15	$13.58
Second quarter	$25.20	$16.47
Third quarter	$19.84	$17.05
Fourth quarter	$19.62	$14.45
Holders of Record

As of January 31, 2017, there were approximately 100 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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

Stock Performance Graph

The following graph shows a comparison from August 9, 2013 (the date trading commenced on our common stock on the NASDAQ) through December 31, 2016 of the cumulative return for our common stock, the Russell 2000 Index and the S&P 600 Building Products Index (ticker symbol "^SP600-201020"). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

Item 6.    Selected Financial Data

On December 1, 2015, BMHC and SBS completed the Merger. As the Merger constituted a reverse acquisition for accounting purposes under generally accepted accounting principles in the United States, the historical financial statements of the Company reflect only the operations and financial condition of BMHC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger. The selected consolidated financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 were derived from BMHC's consolidated financial statements, which are not included herein. Earnings per share for the year ended December 31, 2012 was not previously presented in the consolidated financial statements of BMHC, but is included in the table below for comparison purposes.

The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this Annual Report on Form 10-K:

	Year Ended December 31,
(in thousands, expect per share data)	2016	2015	2014	2013	2012
Statement of operations data:
Net sales	$3,093,743	$1,576,746	$1,311,498	$1,210,156	$886,740
Gross profit	741,965	361,410	295,074	256,547	180,047
Selling, general and administrative expenses	571,799	306,843	229,316	200,588	173,382
Net income (loss)	30,880	(4,831)	94,032	21,655	(17,533)
Net income (loss) per share - diluted	$0.46	$(0.12)	$2.39	$0.56	$(0.47)

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$106,888	$743	$30,732	$15,357	$(38,020)
Investing activities	(33,729)	(135,076)	(16,262)	(63,999)	9,323
Financing activities	(65,331)	72,160	(424)	96,098	28,045

Other financial data:
Depreciation and amortization	$68,680	$24,589	$15,457	$13,767	$13,248
Capital expenditures	38,067	31,319	28,275	15,057	10,222

Balance sheet data (at period end):
Total current assets	$666,942	$613,960	$358,095	$323,262	$193,742
Property and equipment, net of accumulated depreciation	286,741	295,978	140,435	122,930	105,083
Total assets (1)	1,395,014	1,371,139	581,853	459,805	320,513
Total debt and capital lease obligations (including current portion) (1)	376,563	426,840	263,449	257,276	150,929
Total stockholders' equity	680,601	628,932	179,078	82,229	56,057

(1)
Total assets and total debt and capital lease obligations (including current portion) reflect the reclassification of unamortized debt issuance costs related to the Company's senior secured notes from long-term assets to a reduction of long-term debt in connection with the Company's adoption of Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016. Accounting Standards Update 2015-03 is required to be applied retrospectively. Unamortized debt issuance costs reclassified as of December 31, 2015, 2014, 2013 and 2012 were $4.9 million, $6.7 million, $8.5 million and $0 million, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the related notes to those statements included in Item 8. “Financial Statements and Supplementary Data.” The following discussion contains, in addition to historical information, forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the heading Item 1A. “Risk Factors” and elsewhere in this report.
Overview

On December 1, 2015, SBS completed the Merger with privately-held BMHC in accordance with the terms of the Merger Agreement, pursuant to which BMHC merged with and into SBS. SBS survived the Merger and in connection therewith changed its name to “BMC Stock Holdings, Inc.” The financial statements represent the financial statements of BMC Stock Holdings, Inc. and its subsidiaries.

Under generally accepted accounting principles in the United States, the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMHC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMHC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

We are one of the nation's leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products including millwork, doors, windows, structural components (such as engineered wood products (“EWP”)), floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offering, saves builders both time and money and improves job site safety. We also offer our customers important services such as design, product specification, installation and installation management.

The 17 states in which we operate accounted for approximately 63% of 2016 U.S. single-family housing permits according to the U.S. Census Bureau. In these 17 states, we operate in 42 metropolitan areas.
Primarily as a result of the improving conditions in the residential construction market, the Merger and two acquisitions, our net sales for the year ended December 31, 2016 increased 96.2%. We estimate net sales increased 6.3% due to organic sales volume, 88.7% due to the Merger and acquisitions of VNS and RBI, and 1.2% due to commodity price inflation. Our gross margin was 24.0% for the year ended December 31, 2016 compared to 22.9% for the prior year period. We recorded income from operations of $83.7 million during the year ended December 31, 2016, compared with $12.2 million during the year ended December 31, 2015. See further discussion in “-Operating Results” below.

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
Merger and acquisitions
As discussed above, on December 1, 2015, SBS completed the Merger with privately-held BMHC in accordance with the terms of the Merger Agreement, pursuant to which BMHC merged with and into SBS.

On September 1, 2015, BMHC purchased certain assets and assumed certain liabilities of Marietta, Georgia-based RBI for a purchase price of $102.4 million. RBI has three locations in the Atlanta, Georgia area and sells millwork and window products to homebuilders and residential contractors.

On May 1, 2015, BMHC completed the acquisition of Vidalia, Georgia-based VNS for a purchase price of $47.1 million. VNS has nine locations in southern Georgia and sells building materials and provides construction services in the southeastern United States.

Net sales increased by approximately $1.4 billion for the year ended December 31, 2016 as a result of the Merger and acquisitions of RBI and VNS.

Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. According to the U.S. Census Bureau, single-family housing starts in 2014, 2015 and 2016 were 0.65 million, 0.71 million and 0.78 million, respectively, which was significantly less than the 50-year average rate of approximately 1.0 million. Single-family houses under construction as of December 31, 2014, 2015 and 2016 were 0.34 million, 0.40 million and 0.43 million, respectively. There remains uncertainty regarding the timing and extent of any recovery in construction and repair and remodeling activity and resulting product demand levels. Many industry forecasters expect to see continued improvement in housing demand over the next few years. For example, as of October 2016, Dodge Data & Analytics (formerly McGraw-Hill) forecasted that U.S. single-family housing starts will increase approximately 9% in 2017. We believe there are several trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. We believe that these trends are supported by positive economic and demographic indicators that are beginning to take hold in many of the markets in which we operate. These indicators, which we believe are typically indicative of housing market strength, include declining unemployment rates, rising home values, increasing household formations and a favorable consumer interest rate environment supporting affordability and home ownership.
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

	Year Ended December 31,
	2016 Versus 2015	2016 Average Price	2015 Versus 2014	2015 Average Price	2014 Versus 2013	2014 Average Price
Change in framing lumber prices	5%	$346	(14)%	$330	—%	$383
Change in structural panel prices	1%	$370	(5)%	$365	(10)%	$385
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

Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors & windows often generate higher gross profit dollars relative to other products. Homebuilders often use structural components in order to realize increased efficiency and improved quality. We believe shortening cycle time from start to completion is a key goal of homebuilders during periods of strong consumer demand or limited availability of framing labor. As the residential new construction market continues to strengthen, we expect the use of structural components by homebuilders to increase.
Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: new single-family homebuilders, remodeling contractors, and multi-family builders and light commercial builders. The following table reflects our estimate of net sales by each customer type:

	2016			2015			2014
(in thousands)	Net Sales	% of Sales	% Change vs. 2015	Net Sales	% of Sales	% Change vs. 2014	Net Sales	% of Sales
Single-family homebuilders	$2,330,622	75.3%	85.1%	$1,258,938	79.8%	20.4%	$1,045,806	79.7%
Remodeling contractors	374,091	12.1%	176.7%	135,184	8.6%	17.4%	115,144	8.8%
Other (including multi-family & light commercial builders)	389,030	12.6%	113.0%	182,624	11.6%	21.3%	150,548	11.5%
Total net sales	$3,093,743	100.0%	96.2%	$1,576,746	100.0%	20.2%	$1,311,498	100.0%
We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family, multi-family and light commercial customers can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.

Freight costs and fuel charges

A portion of our shipping and handling costs is comprised of diesel or other fuels purchased for our delivery fleet. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $2.31, $2.71 and $3.83 for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, we incurred costs of approximately $12.4 million within selling, general and administrative expenses for diesel and other fuels. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.

Operating Results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Year Ended December 31,
(in thousands)	2016		2015		2014
Net sales	$3,093,743	100.0%	$1,576,746	100.0%	$1,311,498	100.0%
Cost of goods sold	2,351,778	76.0%	1,215,336	77.1%	1,016,424	77.5%
Gross profit	741,965	24.0%	361,410	22.9%	295,074	22.5%
Operating expenses:
Selling, general and administrative expenses	571,799	18.5%	306,843	19.5%	229,316	17.5%
Depreciation expense	38,441	1.2%	15,700	1.0%	11,492	0.9%
Amortization expense	20,721	0.7%	3,626	0.2%	—	0.0%
Impairment of assets	11,928	0.4%	—	0.0%	134	0.0%
Merger and integration costs	15,340	0.5%	22,993	1.5%	—	0.0%
Income from operations	83,736	2.7%	12,248	0.8%	54,132	4.1%
Other income (expenses)
Interest expense	(30,131)	(1.0)%	(27,552)	(1.7)%	(27,090)	(2.1)%
Loss on debt extinguishment	(12,529)	(0.4)%	—	0.0%	—	0.0%
Other income, net	4,070	0.1%	784	0.0%	1,413	0.1%
Income (loss) before income taxes	45,146	1.5%	(14,520)	(0.9)%	28,455	2.2%
Income tax expense (benefit)	14,266	0.5%	(9,689)	(0.6)%	(65,577)	(5.0)%
Net income (loss)	$30,880	1.0%	$(4,831)	(0.3)%	$94,032	7.2%
2016 compared to 2015
Net sales

For the year ended December 31, 2016, net sales increased $1,517.0 million, or 96.2%, to $3,093.7 million from $1,576.7 million during the year ended December 31, 2015. The increase in net sales was driven primarily by increased volume of approximately 6.3% related to existing operations and 88.7% related to the Merger and acquisitions of VNS and RBI, while the impact of commodity price inflation increased net sales by approximately 1.2%. We estimate approximately 75% of our net sales for the year ended December 31, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts increased approximately 9.4% for the year ended December 31, 2016 as compared to the prior year, while single-family houses completed increased 14.0% during the same time period.

The following table shows net sales classified by major product category:

	2016		2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$471,619	15.2%	$249,371	15.8%	89.1%
Lumber & lumber sheet goods	921,304	29.8%	459,446	29.1%	100.5%
Millwork, doors & windows	898,769	29.1%	442,675	28.1%	103.0%
Other building products & services	802,051	25.9%	425,254	27.0%	88.6%
Total net sales	$3,093,743	100.0%	$1,576,746	100.0%	96.2%

Cost of goods sold
For the year ended December 31, 2016, cost of goods sold increased $1,136.4 million, or 93.5%, to $2,351.8 million from $1,215.3 million during the year ended December 31, 2015. We estimate our cost of sales increased approximately 92.1% as a result of the Merger and acquisitions of VNS and RBI, while organic change accounted for an increase of 1.4%. Cost of goods sold for the years ended December 31, 2016 and 2015 includes $2.9 million and $10.3 million, respectively, of expense incurred in relation to the sell-through of Legacy SBS inventory which was stepped up in value in connection with the Merger.
Gross profit
For the year ended December 31, 2016, gross profit increased $380.6 million, or 105.3%, to $742.0 million from $361.4 million for the year ended December 31, 2015, driven primarily by the Merger and the acquisitions of VNS and RBI, as well as increased sales volumes. Our gross margin was 24.0% for the year ended December 31, 2016 and 22.9% for the year ended December 31, 2015. This increase was primarily driven by a higher percentage of total net sales being derived from millwork, doors & windows, which generally are sold at a higher gross margin than our other products categories, as well as increased consideration from supplier agreements.
Operating expenses
For the year ended December 31, 2016:

•
selling, general and administrative expenses increased $265.0 million, or 86.3%, to $571.8 million, or 18.5% of net sales, from $306.8 million, or 19.5% of net sales, for the year ended December 31, 2015, primarily as a result of the Merger and acquisitions of VNS and RBI.

•
depreciation expense increased $22.7 million, or 144.8%, to $38.4 million from $15.7 million during the year ended December 31, 2015, primarily as a result of fixed assets acquired through the Merger and acquisitions of VNS and RBI, as well as replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $20.7 million compared to $3.6 million in the prior year. The amortization expense recognized for the year ended December 31, 2016 relates to intangible assets acquired through the Merger and acquisitions of VNS and RBI.

•
the Company recognized asset impairment charges of $11.9 million. During the first quarter of 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP (see Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the consolidated balance sheets.

•
the Company incurred $15.3 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees compared to $23.0 million for the year ended December 31, 2015.

Interest expense

For the year ended December 31, 2016, interest expense was $30.1 million compared to $27.6 million for the year ended December 31, 2015. This increase relates primarily to SBS borrowings that were assumed by the Company as of the date of the

Merger and borrowings used to fund the acquisition of RBI. This increase was partially offset by reduced borrowing levels on the Revolver after repaying approximately $74 million of Revolver borrowings from proceeds received from the Company's refinancing of its Senior Notes in September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $3.1 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively.

Loss on debt extinguishment

For the year ended December 31, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million.

Other income, net

For the year ended December 31, 2016, other income, net increased $3.3 million compared to the year ended December 31, 2015. Approximately $1.9 million of this increase was due to insurance proceeds received during the year ended December 31, 2016 related to a fire at one of the Company's facilities during 2015. The remaining increase relates primarily to service charges assessed on past due accounts receivable for Legacy SBS operations.

Income tax

For the year ended December 31, 2016, income tax expense was $14.3 million compared to income tax benefit of $9.7 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 31.6% compared to 66.7% for the year ended December 31, 2015. For the year ended December 31, 2016, the Company's effective tax rate was lower than the Company's federal and state statutory rates primarily due to the adoption of a state tax position related to Internal Revenue Code ("IRC") section 382 limitations on a state net operating loss carryforward, excess windfall tax benefits of stock compensation deductions, and an IRC section 199 manufacturing deduction. For the year ended December 31, 2015, the Company's effective tax rate was higher than the Company's federal and state statutory rates primarily due to adopting a tax position related to IRC section 382 limitations on its federal and state net operating loss carryforwards and other built-in losses.

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

The following table shows net sales classified by major product category:

	2015		2014
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$249,371	15.8%	$205,036	15.6%	21.6%
Lumber & lumber sheet goods	459,446	29.1%	428,084	32.6%	7.3%
Millwork, doors & windows	442,675	28.1%	328,063	25.0%	34.9%
Other building products & services	425,254	27.0%	350,315	26.8%	21.4%
Total net sales	$1,576,746	100.0%	$1,311,498	100.0%	20.2%
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

Operating expenses
For the year ended December 31, 2015:

•
selling, general and administrative expenses increased $77.5 million, or 33.8%, to $306.8 million, or 19.5% of net sales, from $229.3 million, or 17.5% of net sales, for the year ended December 31, 2014. Approximately $43.9 million of this increase related to the operations of Legacy SBS, VNS and RBI, while $33.6 million related to Legacy BMC existing operations. The increase in SG&A related to Legacy BMC existing operations was driven primarily by higher salary, wage, benefit and other variable costs to serve higher sales volume, increased insurance costs, headquarters relocation costs and third party costs associated with the acquisitions of VNS and RBI.

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

•	the Company incurred $23.0 million of Merger and integration costs which primarily included third-party advisory, legal, accounting and other professional fees and severance costs.
Interest expense
For the year ended December 31, 2015, interest expense was $27.6 million compared to $27.1 million for the year ended December 31, 2014. This increase relates primarily to borrowings on BMHC's Revolver (the "BMHC Revolver") used to fund the purchase of RBI in September 2015.
Income tax
For the year ended December 31, 2015, income tax benefit was $9.7 million compared to $65.6 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 66.7% compared to (230.5)% for the year ended December 31, 2014. The change in the tax rate is primarily due to the release of valuation allowance against deferred tax assets of $75.2 million creating a tax rate decrease of 267.6% during 2014, and an increase in income tax benefit of $8.1 million during 2015 related to the adoption of a tax position involving change of control limitations on the Company's federal and state net operating loss carry-forwards and other built-in losses under IRC section 382.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2016 and 2015, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows, proceeds from the September 2016 issuance of the Senior Notes, borrowings under our Revolver and, prior to the Merger, the BMHC Revolver.
Our liquidity at December 31, 2016 was $283.2 million, which includes $8.9 million in cash and cash equivalents and $274.3 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $364.1 million and $335.7 million as of December 31, 2016 and 2015, respectively, as summarized in the following table:

(in thousands)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$8,917	$1,089
Accounts receivable, net of allowances	313,304	303,176
Inventories, net	272,276	243,960
Other current assets	70,008	54,345
Income taxes receivable	2,437	11,390
Accounts payable, accrued expenses and other current liabilities	(291,657)	(268,178)
Current portion of long-term debt and capital lease obligations	(11,155)	(10,129)
Total net current assets	$364,130	$335,653

Accounts receivable, net, increased $10.1 million from December 31, 2015 to December 31, 2016 primarily due to increases in sales. Days sales outstanding (measured against net sales in the fourth quarter of each period and including pre-acquisition sales of Legacy SBS for the fourth quarter of 2015) were materially consistent at 37 days at December 31, 2015 and 38 days at December 31, 2016.

Inventories, net, increased $28.3 million from December 31, 2015 to December 31, 2016 and inventory days on hand (measured against cost of goods sold in the fourth quarter of each period and including pre-acquisition cost of goods sold of Legacy SBS for the fourth quarter of 2015) increased from 39 days at December 31, 2015 to 43 days at December 31, 2016, primarily due to increases in sales, commodity price inflation and strategic inventory purchases of certain products.

Other current assets, which include prepaid expenses and other current assets and costs in excess of billings on uncompleted contracts, increased $15.7 million from December 31, 2015 to December 31, 2016. This increase relates primarily to increases in rebates due from vendors as a result of increased inventory purchases, as well as an increase in costs in excess of billings as a result of higher sales volume.

Income taxes receivable decreased $9.0 million from December 31, 2015 to December 31, 2016 due primarily to an increase in income before taxes and unfavorable temporary differences between net income and taxable income related to fixed assets during 2016.
Accounts payable, accrued expenses and other current liabilities increased $23.5 million from December 31, 2015 to December 31, 2016 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume and the alignment of purchase terms between the Legacy BMHC and Legacy SBS suppliers.

Cash flows from operating activities
Net cash provided by operating activities was $106.9 million, $0.7 million and $30.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$30,880	$(4,831)	$94,032
Loss on debt extinguishment	12,529	—	—
Impairment of assets	11,928	—	134
Change in deferred income taxes	(3,571)	(5,892)	(70,492)
Other non-cash expenses	79,629	39,895	20,597
Change in working capital and other assets and liabilities	(24,507)	(28,429)	(13,539)
Net cash provided by operating activities	$106,888	$743	$30,732
Net cash provided by operating activities increased by $106.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the following:

•	Net income (loss) increased by $35.7 million as discussed in “Operating Results” above.

•	The Company recognized a loss on debt extinguishment of $12.5 million in relation to the redemption of the Extinguished Senior Notes as discussed in "Operating Results" above.

•	The Company recognized asset impairment charges of $11.9 million during the year ended December 31, 2016 related to the New ERP as discussed in "Operating Results" above.

•	Other non-cash expenses increased by $39.7 million primarily as a result of increases in depreciation and amortization as discussed in "Operating Results" above.

•
Change in deferred income taxes declined by $2.3 million due primarily to temporary book and tax basis difference changes in our fixed assets related to current year book over tax depreciation expense.

•
Cash outflows from changes in working capital and other assets and liabilities relate primarily to year-over-year increases in accounts receivable and inventory in relation to higher sales volume, offset by increases to accounts payable.

Net cash used in operating activities declined by $30.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the following:

•	Net income (loss) declined by $98.9 million as discussed in “Operating Results” above.

•
Non-cash expenses increased by $19.3 million primarily as a result of increases in depreciation and amortization expense, which was driven primarily by fixed assets and intangible assets acquired through the Merger and acquisitions of VNS and RBI.

•
Change in deferred income taxes declined by $64.6 million due primarily to the reversal of $75.2 million of valuation allowance against deferred tax assets during 2014 and the Company's adoption of a tax position related to IRC section 382 limitations, which increased its deferred tax assets by $8.1 million during 2015.

•
Cash outflows from changes in working capital and other assets and liabilities relate primarily to year-over-year increases in accounts receivable and inventory in relation to higher sales volume, offset by increases to accounts payable.

Cash flows from investing activities
Net cash used in investing activities was $33.7 million, $135.1 million and $16.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Purchases of property, equipment and real estate	$(38,067)	$(31,319)	$(28,275)
Insurance proceeds	1,151	—	—
Cash acquired in the Merger	—	6,342	—
Purchases of businesses, net of cash acquired	—	(149,485)	(236)
Change in restricted assets	—	36,106	10,326
Other investing activities	3,187	3,280	1,923
Net cash used in investing activities	$(33,729)	$(135,076)	$(16,262)
Cash used for the purchase of property, equipment and real estate for the years ended December 31, 2016, 2015 and 2014 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
During the year ended December 31, 2016, the Company received insurance proceeds related to a fire at one of the Company's facilities during 2015, of which $1.2 million related to property, plant and equipment damaged in the fire.
Cash acquired in the Merger of $6.3 million represents cash and cash equivalents of SBS on the closing date of the Merger.
Cash used for purchases of businesses in 2015 relates to the acquisition of VNS for $47.1 million on May 1, 2015 and the acquisition of RBI for $102.4 million on September 1, 2015.
During 2013, BMHC deposited $46.4 million in a separate bank account to collateralize letters of credit related to insurance claims for periods prior to January 2010. During 2014 and 2015, BMHC was able to release the majority of these amounts into unrestricted cash as a result of reductions in claims and the transfer of the risk of loss of certain claims to a reinsurer in January 2015. In connection with the Credit Agreement entered into on December 1, 2015, the Company was able to release the remaining cash collateral into unrestricted cash.
Other investing activities relates primarily to proceeds from sale of property, equipment and real estate.
Cash flows from financing activities
Net cash (used in) provided by financing activities was $(65.3) million, $72.2 million and $(0.4) million for the years ended December 31, 2016, 2015 and 2014, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Proceeds from issuance of Senior Notes	$350,000	$—	$—
Redemption of Extinguished Senior Notes	(250,000)	—	—
Net (repayments of) proceeds from Revolver	(152,260)	84,546	—
Proceeds from issuance of common stock, net of offering costs	13,776	—	—
Payments of debt issuance costs	(7,011)	(3,567)	(10)
Payments of debt extinguishment costs	(8,438)	—	—
Payments on capital leases and other notes	(12,103)	(10,623)	(9,812)
Borrowings under other notes	—	2,491	9,991
Other financing activities, net	705	(687)	(593)
Net cash (used in) provided by financing activities	$(65,331)	$72,160	$(424)

During September 2016, the Company completed an issuance of $350.0 million of Senior Notes and utilized a portion of the cash proceeds from the issuance to redeem in full the $250.0 million Extinguished Senior Notes. The Company incurred $6.7 million of debt issuance costs related to the Senior Notes, and paid a call premium of $8.4 million related to the Extinguished Senior Notes. The debt issuance costs incurred during 2015 relate primarily to third-party and lender costs incurred in relation to the Credit Agreement.
The Company made net repayments of $152.3 million on the Revolver during the year ended December 31, 2016. Approximately $74 million of this repayment was funded through net proceeds from the September 2016 Senior Notes issuance, after payment of accrued interest, debt issuance costs and the call premium. Proceeds from the Revolver, net of repayments, of $84.5 million for the year ended December 31, 2015 relates primarily to amounts borrowed to purchase RBI in September 2015, as well as purchases of property and equipment. No amounts were borrowed under the Revolver for the year ended December 31, 2014.
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

Payments on capital leases and other notes increased during the year ended December 31, 2016 compared to the years ended December 31, 2015 and 2014 due primarily to payments on Legacy SBS capital leases assumed through the Merger and new financing of delivery and handling equipment to support higher sales volumes.

Borrowings under other notes for the years ended December 31, 2015 and 2014 relate to long-term notes secured by delivery and handling equipment with various maturities through April 2019 and a term note secured by real property, which matures in March 2021. No such borrowings were made during the year ended December 31, 2016.

Other financing activities, net consist primarily of net repayments of secured borrowings, proceeds from stock option exercises and purchases of treasury stock in connection with shares withheld on vesting and exercises of equity awards.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2017 capital expenditures to be approximately $60.0 million to $70.0 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations.

Revolving credit agreement

On December 1, 2015, in connection with the Merger, the Company entered into the Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement, which includes the Revolver, was amended on September 15, 2016 when the Company entered into the Second Amendment. The Second Amendment decreased the maximum availability from $450.0 million to $375.0 million and increased the amount that may be used for issuance of letters of credit from $75.0 million to $100.0 million. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves. We were in compliance with all debt covenants for the year ended December 31, 2016.

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.75% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.75% based on Revolver availability).
The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (1) $33.3 million and (2) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2017.
Obligations under the Credit Agreement are guaranteed by our material subsidiaries. Obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets and those of the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in certain accounts receivable, inventory and certain other assets of the Company and a second-priority security interest in substantially all other assets of the Company that secure the Senior Notes on a first-priority basis.

We had no outstanding borrowings under the Revolver as of December 31, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of December 31, 2016.
Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes under an unregistered private placement not subject to the registration requirements of the Securities Act. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement on a first-priority basis, which collectively approximates substantially all assets of the Company, subject to certain exceptions and permitted liens. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1, beginning on April 1, 2017. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The net cash proceeds from the Senior Notes were partially used to redeem in full the $250.0 million Extinguished Senior Notes, with the remaining proceeds used to repay outstanding borrowings on the Revolver and pay related fees and expenses.
Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2016. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business and commitments that are cancellable on 30 days' notice are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the consolidated balance sheets as accounts payable and accrued liabilities.

	Payments Due by Period
(in millions)	Total	2017	2018-2019	2020-2021	Thereafter
Senior Notes obligations (1)	$504.9	$20.1	$38.5	$38.5	$407.8
Capital lease obligations (2)	32.5	10.5	14.1	6.6	1.3
Other long-term debt (3)	3.1	1.8	1.2	0.1	—
Operating lease obligations (4)	135.2	27.7	43.1	26.8	37.6
Purchase commitments (5)	4.8	4.8	—	—	—
Total	$680.5	$64.9	$96.9	$72.0	$446.7

(1)
Represents principal of $350.0 million and semi-annual interest payments at a 5.5% interest rate. The Senior Notes mature in October 2024. For further information, refer to Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Represents payments under our capital leases for real estate, fleet vehicles and various equipment. For further information, refer to Note 12 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
Represents payments on term notes secured by delivery and handling equipment with various maturities through November 2018 and a term note secured by real property which matures in February 2021. The interest rates on these notes range from 4.3% to 7.0%. For further information, refer to Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, other than operating leases described above and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.
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

Estimated losses on uncompleted contracts and changes in contract estimates reflect the Company's best estimate of probable losses of unbilled receivables, and are recognized in the period such revisions are known and can be reasonably estimated. These estimates are recognized in cost of sales. Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates.

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

Inventories

Inventories consist primarily of materials purchased for resale, including lumber and sheet goods, millwork, doors and windows as well as certain manufactured products, and are carried at the lower of cost or market. The cost of substantially all of our inventories is determined by the weighted average cost method, which approximates the first-in, first-out approach. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. At least quarterly, each branch’s perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationships with certain key suppliers, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

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

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. For the year ended December 31, 2016, we have determined that our reporting units are equivalent to our six operating segments, which are the Mid-Atlantic, Southeast, Texas, Intermountain, Western and Mountain West divisions. Beginning January 1, 2017, the Company will have five reporting units after the Company realigned certain of its markets, which resulted in the consolidation of the Mountain West division into the Intermountain division. After this realignment, the Company will continue to have one reportable segment. We complete our annual impairment assessment during the third quarter of each year. We did not recognize any impairment for the years ended December 31, 2016, 2015 and 2014.

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

Stock based compensation

The SBS 2013 Incentive Plan remained in effect upon consummation of the Merger. Upon consummation of the Merger, the Company assumed all obligations of BMHC under the BMHC 2010 Incentive Plan and BMHC 2013 Incentive Plan, including BMHC's time-vesting restricted stock and performance-vesting restricted stock. At the effective time of the Merger, each BMHC time-vesting restricted share outstanding immediately prior to such time was converted, on the same terms and conditions as were applicable to such BMHC time-vesting restricted share at such time, into a restricted share with respect to the number of shares of BMC common stock determined by multiplying each BMHC time-vesting restricted share by the exchange ratio, rounded up to the nearest whole share. The performance goals of each award of BMHC performance-vesting restricted stock outstanding immediately prior to the Merger was deemed satisfied at maximum and was converted, on the same terms and conditions (other than the terms and conditions relating to achievement of performance goals), into a restricted share with respect to that number of shares of BMC common stock determined by multiplying each BMHC performance-vesting restricted share by the exchange ratio, rounded up to the nearest whole share, provided that the vesting criteria applicable to such conversion will provide for vesting based solely on the holder's continuation of service through the time of vesting.

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

We account for restricted stock awards and restricted stock unit awards granted to employees and directors by recording compensation expense based on the award’s fair value at the date of grant. As BMHC was a privately held company prior to the Merger, there was no active market for its shares. The fair value of equity awards was calculated using the enterprise value per share. The enterprise value per share was derived using a blend of the market approach, income approach and prior sales of BMHC's shares. Weights were assigned to each approach to calculate a weighted average enterprise value. Adjustments were made for lack of marketability and non-operating assets and liabilities. Due to uncertainties inherent in the assumptions used in various valuation approaches described above, it is possible that the actual share-based compensation realized by the participant may vary from the estimate of the fair value of these restricted shares. For restricted stock unit awards with performance conditions, we record compensation expense based on the expected number of units that will vest, which is adjusted, as appropriate, throughout the performance period.

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

During the year ended December 31, 2016, we elected to early adopt Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). One of the provisions of ASU 2016-09 allows a company to make an accounting policy election to either record forfeitures as they occur or by application of an estimated forfeiture rate. As permitted by the standard, we made a policy election to account for forfeitures as they occur.

Casualty and health insurance

We carry insurance for general liability, auto liability and workers' compensation exposures subject to deductibles or self-insured retentions that we believe to be reasonable under the circumstances, and we self-insure for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is determined using the assistance of third-party actuaries and is reflected on the consolidated balance sheets as a liability with current and long-term components. We have elected not to discount this liability. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Our accounting policy includes an internal evaluation and adjustment of our reserve for all insured losses on a quarterly basis. At least on an annual basis, we engage external actuarial professionals to independently assess and estimate the total liability outstanding, which is compared to the actual reserve balance at that time and adjusted accordingly.

Deferred income taxes

In accordance with ASC 740 “Income Taxes,” we evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes recent prior periods with cumulative operating income and the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the state net operating losses and other deferred tax assets.

During 2016, the Company evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. As of December 31, 2016, we concluded that it is more likely than not that we will realize the benefit of our deferred tax assets, net of a state tax valuation allowance of $0.1 million.

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

Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During 2016, 2015 and 2014, we did not use any interest rate swap contracts to manage this risk. There were no outstanding borrowings under the Revolver as of December 31, 2016.
Commodity Price Risk
Many of the products we purchase and resell are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in, or disruptions to, industry production capacity and changes in inventory levels and other factors beyond our control. During 2016, 2015 and 2014, we did not manage commodity price risk with derivative instruments, except for immaterial lumber future contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Commodity nature of our products" for further discussion. We estimate that a 1% increase (decrease) in the cost of lumber & lumber sheet goods, assuming no offsetting pricing changes, would decrease (increase) our annual operating income by approximately $7.6 million (based on our operating results for the year ended December 31, 2016). However, we would likely adjust our pricing to offset any significant changes in our cost of goods.

Item 8    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
BMC Stock Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BMC Stock Holdings, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents unamortized debt issuance costs and the manner in which it accounts for share-based compensation in 2016.

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
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BMC Stock Holdings, Inc.:
We have audited the accompanying consolidated statements of operation, stockholders’ equity and cash flows of BMC Stock Holdings, Inc. (formerly known as Building Materials Holding Corporation and subsidiaries, hereinafter referred to as the Company) for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Company for the year ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Boise, Idaho
March 15, 2016

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$8,917	$1,089
Accounts receivable, net of allowances	313,304	303,176
Inventories, net	272,276	243,960
Costs in excess of billings on uncompleted contracts	26,373	22,528
Income taxes receivable	2,437	11,390
Prepaid expenses and other current assets	43,635	31,817
Total current assets	666,942	613,960
Property and equipment, net of accumulated depreciation	286,741	295,978
Deferred income taxes	550	—
Customer relationship intangible assets, net of accumulated amortization	164,191	177,036
Other intangible assets, net of accumulated amortization	3,024	10,900
Goodwill	254,832	254,664
Other long-term assets	18,734	18,601
Total assets	$1,395,014	$1,371,139
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$165,540	$135,632
Accrued expenses and other liabilities	88,786	91,888
Billings in excess of costs on uncompleted contracts	15,691	15,888
Interest payable	5,619	6,882
Current portion:
Long-term debt and capital lease obligation	11,155	10,129
Insurance reserves	16,021	17,888
Total current liabilities	302,812	278,307
Insurance reserves	39,184	37,334
Long-term debt	344,827	400,216
Long-term portion of capital lease obligation	20,581	16,495
Deferred income taxes	—	3,021
Other long-term liabilities	7,009	6,834
Total liabilities	714,413	742,207
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 66.8 million and 65.4 million shares issued, and 66.7 million and 65.3 million outstanding at December 31, 2016 and December 31, 2015, respectively	668	654
Additional paid-in capital	649,280	626,402
Retained earnings	33,182	2,302
Treasury stock, at cost, 0.1 million and less than 0.1 million shares at December 31, 2016 and December 31, 2015, respectively	(2,529)	(426)
Total stockholders' equity	680,601	628,932
Total liabilities and stockholders' equity	$1,395,014	$1,371,139

The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Net sales
Building products	$2,336,041	$1,146,190	$937,048
Construction services	757,702	430,556	374,450
	3,093,743	1,576,746	1,311,498
Cost of sales
Building products	1,725,843	864,485	705,812
Construction services	625,935	350,851	310,612
	2,351,778	1,215,336	1,016,424
Gross profit	741,965	361,410	295,074

Selling, general and administrative expenses	571,799	306,843	229,316
Depreciation expense	38,441	15,700	11,492
Amortization expense	20,721	3,626	—
Impairment of assets	11,928	—	134
Merger and integration costs	15,340	22,993	—
	658,229	349,162	240,942
Income from operations	83,736	12,248	54,132
Other income (expense)
Interest expense	(30,131)	(27,552)	(27,090)
Loss on debt extinguishment	(12,529)	—	—
Other income, net	4,070	784	1,413
Income (loss) before income taxes	45,146	(14,520)	28,455
Income tax expense (benefit)	14,266	(9,689)	(65,577)
Net income (loss)	$30,880	$(4,831)	$94,032

Weighted average common shares outstanding
Basic	66,055	41,260	38,828
Diluted	66,609	41,260	39,291

Net income (loss) per common share
Basic	$0.47	$(0.12)	$2.42
Diluted	$0.46	$(0.12)	$2.39
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders' equity as of December 31, 2013	39,173	$392	484	$(1,234)	$169,970	$(86,899)	$82,229
Shares vested for long-term incentive plan	282	3	(126)	188	(191)	—	—
Shares repurchased	—	—	124	(1,607)	—	—	(1,607)
Stock compensation expense	—	—	—	—	3,410	—	3,410
Tax benefits related to stock based compensation plans	—	—	—	—	1,014	—	1,014
Net income	—	—	—	—	—	94,032	94,032
Stockholders' equity as of December 31, 2014	39,455	395	482	(2,653)	174,203	7,133	179,078
Effect of reverse merger	26,186	262	—	—	453,128	—	453,390
Cancellation of BMHC treasury stock in connection with the Merger	(434)	(4)	(434)	3,487	(3,483)	—	—
Shares vested for long-term incentive plan	153	1	(126)	194	(195)	—	—
Shares repurchased	—	—	103	(1,454)	—	—	(1,454)
Stock compensation expense	—	—	—	—	2,749	—	2,749
Net loss	—	—	—	—	—	(4,831)	(4,831)
Stockholders' equity as of December 31, 2015	65,360	654	25	(426)	626,402	2,302	628,932
Issuance of common stock, net of offering costs	855	8	—	—	13,768	—	13,776
Exercise of stock options	175	2	—	—	1,299	—	1,301
Shares vested for long-term incentive plans	424	4	—	—	(4)	—	—
Shares repurchased	—	—	119	(2,023)	—	—	(2,023)
Share withholdings made in satisfaction of exercise price	—	—	4	(80)	80	—	—
Stock compensation expense	—	—	—	—	7,252	—	7,252
Other	—	—	—	—	483	—	483
Net income	—	—	—	—	—	30,880	30,880
Stockholders' equity as of December 31, 2016	66,814	$668	148	$(2,529)	$649,280	$33,182	$680,601
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$30,880	$(4,831)	$94,032
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	47,959	20,963	15,457
Amortization of intangible assets	20,721	3,626	—
Amortization of debt issuance costs	3,114	2,525	2,277
Amortization of original issue discount	174	244	257
Amortization of inventory step-up charges	2,884	10,285	—
Amortization of favorable and unfavorable leases	(76)	—	—
Deferred income taxes	(3,571)	(5,892)	(70,492)
Non-cash stock compensation expense	7,252	2,749	3,410
Impairment of assets	11,928	—	134
Gain on sale of property, equipment and real estate	(1,396)	(497)	(804)
Gain on insurance proceeds	(1,003)	—	—
Loss on debt extinguishment	12,529	—	—
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(10,128)	(24,061)	(6,299)
Inventories, net	(31,200)	(16,452)	(15,927)
Costs in excess of billings on uncompleted contracts	(3,845)	(4,026)	276
Current income taxes receivable/payable	9,627	(8,176)	—
Other current assets	(12,208)	(1,202)	(9,163)
Other long-term assets	(126)	1,240	(1,688)
Accounts payable	28,592	873	9,666
Accrued expenses and other liabilities	(5,859)	4,377	1,633
Billings in excess of costs on uncompleted contracts	(197)	8,360	1,776
Insurance reserves	(16)	7,973	6,165
Other long-term liabilities	853	2,665	22
Net cash provided by operating activities	106,888	743	30,732
Cash flows from investing activities
Purchases of property, equipment and real estate	(38,067)	(31,319)	(28,275)
Proceeds from sale of property, equipment and real estate	3,187	3,280	1,919
Insurance proceeds	1,151	—	—
Change in restricted assets	—	36,106	10,326
Cash acquired in the Merger	—	6,342	—
Purchases of businesses, net of cash acquired	—	(149,485)	(236)
Other investing activities	—	—	4
Net cash used in investing activities	(33,729)	(135,076)	(16,262)
Cash flows from financing activities
Proceeds from revolving line of credit	1,544,064	293,183	—
Repayments of proceeds from revolving line of credit	(1,696,324)	(208,637)	—

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Proceeds from issuance of Senior Notes	350,000	—	—
Redemption of Extinguished Senior Notes	(250,000)	—	—
Borrowings under other notes	$—	$2,491	$9,991
Principal payments on other notes	(3,303)	(6,081)	(5,999)
Secured borrowings	1,427	767	—
Proceeds from issuance of common stock, net of offering costs	13,776	—	—
Proceeds from exercise of stock options	1,301	—	—
Tax benefits related to stock based compensation	—	—	1,014
Purchase of treasury stock	(2,023)	(1,454)	(1,607)
Payments of debt issuance costs	(7,011)	(3,567)	(10)
Payments of debt extinguishment costs	(8,438)	—	—
Payments on capital lease obligations	(8,800)	(4,542)	(3,813)
Net cash (used in) provided by financing activities	(65,331)	72,160	(424)
Net increase (decrease) in cash and cash equivalents	7,828	(62,173)	14,046
Cash and cash equivalents
Beginning of period	1,089	63,262	49,216
End of period	$8,917	$1,089	$63,262

Supplemental disclosure of cash flow information
Interest paid	$28,081	$23,970	$24,351
Cash paid for income taxes, net	8,210	4,310	12,917
Non-cash investing and financing transactions
Accrued purchases of property and equipment	505	1,968	—
Assets acquired under capital lease obligations	15,089	2,342	3,929
Consideration transferred in connection with the Merger	—	453,390	—
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are presented in thousands except share and per share amounts.)
1.    Organization

On December 1, 2015, Stock Building Supply Holdings, Inc. (“SBS”) completed a business combination with privately-held Building Materials Holding Corporation (“BMHC”) in accordance with the terms of the Agreement and Plan of Merger, dated as of June 2, 2015, by and between SBS and BMHC (the “Merger Agreement”), pursuant to which BMHC merged with and into SBS (the “Merger”). As a result of the business combination, SBS survived the Merger and in connection therewith changed its name to “BMC Stock Holdings, Inc.”.

These financial statements represent the financial statements of BMC Stock Holdings, Inc., and its subsidiaries. All references to “BMC,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean BMC Stock Holdings, Inc.

Under U.S. generally accepted accounting principles ("U.S. GAAP"), the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMHC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMHC prior to the date of the Merger. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

2.    Summary of Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements have been prepared by management in conformity with U.S. GAAP.

Principles of consolidation
The consolidated financial statements include all accounts of BMC and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. The significant estimates which could change by a material amount in the near term include revenue recognition for construction services, accounts receivable reserves, estimated losses on uncompleted contracts and changes in contract estimates, inventory reserves, supplier rebates, goodwill impairment, impairment of property and equipment, insurance reserves, warranties and share-based compensation. Actual results may differ materially from these estimates under different assumptions or conditions.

Business and credit concentrations
The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. Mitigating this credit risk is collateral underlying certain accounts receivable (perfected liens or lien rights) as well as the Company’s analysis of a customer’s credit history prior to extending credit. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across various regions of the United States. At December 31, 2016 and 2015, no customer represented more than 10% of accounts receivable. For the years ended December 31, 2016, 2015 and 2014, no customer accounted for more than 10% of revenue.

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

Book overdrafts occur when purchases on corporate purchasing cards and checks written exceed available bank balances at a specific bank, despite there being cash at the Company's other financial institutions. For accounting purposes, the Company reclassifies these book overdrafts to accounts payable on the consolidated balance sheets. Book overdrafts included in accounts payable were $0.2 million and $0.3 million at December 31, 2016 and 2015, respectively.

Restricted assets
Historically, the Company had restricted assets, which related to amounts deposited in a separate bank account to collateralize letters of credit related to insurance claims for periods prior to January 2010. During the years ended December 31, 2015 and 2014, the Company was able to release the majority of these amounts into unrestricted cash as a result of reductions in claims and the transfer of the risk of loss of certain claims to a reinsurer. In connection with the senior secured credit agreement entered into on December 1, 2015 with Wells Fargo Capital Finance, described elsewhere in this document, the Company was able to release the remaining cash collateral into unrestricted cash.

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

Consideration received from suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Supplier rebates are accrued as part of cost of goods sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. The Company estimates the rebates applicable to inventory on-hand at each period end based on the estimated percentage of supplier rebates to be earned. Total rebates receivable at December 31, 2016 and 2015 are $21.4 million and $13.7 million, respectively, included in prepaid expenses and other current assets.

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

The percentage-of-completion method is used to recognize revenue for construction services. Periodic estimates of progress towards completion are made based on either a comparison of labor costs incurred to date with total estimated contract labor costs or total costs incurred to date with total estimated contract costs. The percentage-of-completion method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. The Company has a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Revenue recognized using the percentage-of-completion method for the years ended December 31, 2016, 2015 and 2014 represented approximately 94%, 92% and 94% of the total revenue for construction services for the respective periods.

Estimated losses on uncompleted contracts and changes in contract estimates reflect the Company's best estimate of probable losses of unbilled receivables, and are recognized in the period such revisions are known and can be reasonably estimated. These estimates are recognized in cost of sales. Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates.

Shipping and handling costs
The Company includes shipping and handling costs in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $152.7 million, $81.6 million and $60.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Property and equipment that is expected to be sold within the next twelve months, is actively marketed in its current condition for a price that is reasonable in comparison to its estimated fair value and meets other relevant held-for-sale criteria are classified as assets held for sale. Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated. An impairment for assets held for sale is recognized if the carrying amount is not recoverable. Assets held for sale were not presented separately and were classified as other long-term assets in the consolidated balance sheets and were $2.0 million and $0 at December 31, 2016 and 2015, respectively.

Goodwill and other intangible assets
At least annually, or more frequently as changes in circumstances indicate, the Company tests goodwill for impairment. To the extent that the carrying value of the net assets of any of the reporting units having goodwill is greater than their estimated fair value, the Company may be required to record impairment charges. For the year ended December 31, 2016, we have determined that our reporting units are equivalent to our six operating segments, which are the Mid-Atlantic, Southeast, Texas, Intermountain, Western and Mountain West divisions. Beginning January 1, 2017, the Company will have five reporting units after the Company realigned certain of its markets, which resulted in the consolidation of the Mountain West division into the Intermountain division. After this realignment, the Company will continue to have one reportable segment. The Company is required to make certain assumptions and estimates regarding the fair value of the reporting units containing goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

We complete our annual impairment assessment during the third quarter of each year. We did not recognize any impairment for the years ended December 31, 2016, 2015 and 2014. We may consider qualitative factors as part of our annual impairment assessment to determine whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform the two-step impairment test. Alternatively, we may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test. During the first step of the goodwill impairment test, the fair value of the reporting unit is compared to its carrying value, including goodwill. We may derive a reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.

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

Merger and integration costs

Merger and integration costs related to the ongoing integration of BMHC and SBS consist primarily of severance, system integration costs and professional fees.

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

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) the Company's ability to carry back net operating losses to tax years where it has previously paid income taxes based on applicable federal law; (ii) the timing of the reversal of deferred tax liabilities and (iii) the Company's ability to generate future taxable income during the periods in which the related deferred tax assets are deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in the Company's consolidated financial statements and/or tax returns. Actual outcomes of these future tax consequences could differ materially from the outcomes that the Company currently anticipates.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits. These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, which is defined as a likelihood of more than 50%, based on technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more likely than not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates. The Company had no material uncertain tax positions as of December 31, 2016. The Company recognized a liability of $3.0 million for uncertain tax positions as of December 31, 2015, which is included in income taxes receivable on the consolidated balance sheets.

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

In January 2015, the Company entered into a retroactive reinsurance contract to transfer the risk of loss of certain insurance reserves for workers’ compensation claims incurred from 2006 to 2011 to a reinsurer. As a part of the contract, the Company paid $11.1 million to the reinsurer to assume $8.3 million of insurance reserves. The $2.8 million difference between the amount paid to the reinsurer and the reserves transferred was recorded in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2015. Pursuant to the reinsurance contract, the reinsurer is obligated to pay an aggregate maximum of $17.5 million for these claims with any excess borne by the Company.

The Company maintains the insurance reserves related to these claims as a liability on its consolidated balance sheet with an offsetting reinsurance receivable, which includes current and long-term components. As of December 31, 2016 and 2015, the carrying value of the insurance reserves related to these claims and the offsetting reinsurance receivable was $5.6 million and $6.4 million, respectively. Changes in these claims are recorded as an increase or decrease in the insurance reserves and corresponding increase or decrease in the reinsurance receivable. Additionally, the Company monitors the financial condition of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

Retirement savings program
The Company sponsors a defined contribution retirement savings plan. The Company has recorded expense of $4.6 million, $2.4 million and $1.6 million related to employer contributions for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are recorded to either selling, general and administrative expenses or cost of sales on the consolidated statements of operations, depending on the classification of the employee.

Lease obligations
The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis over the lease term, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2016 and 2015, the Company had a deferred rent liability of $3.6 million and $0.8 million, respectively, included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets.

Advertising and promotion
Costs associated with advertising and promoting products and services are expensed in the period incurred. Cooperative advertising allowances that are reimbursement of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as an offset against advertising expenses in selling, general and administrative expenses. If those conditions are not met, the cooperative advertising allowances are recorded as a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold. For the year ended December 31, 2016, the Company recorded $3.7 million of advertising and promotion expenses, net of cooperative advertising allowances, in selling, general and administrative expenses. Advertising and promotion expenses, net of cooperative advertising allowances, were not material for the years ended December 31, 2015 and 2014.

Stock-based compensation
In accordance with the requirements of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees using a fair value based pricing model. The compensation expense is recognized over the requisite service period.

Exit or disposal costs
The Company accounts for costs associated with exit or disposal in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), which requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recognized and measured at its fair value when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract) and (iv) all other costs related to an exit or disposal activity be expensed as incurred.

Debt issuance costs
Costs incurred in connection with the Company’s revolving line of credit and senior secured notes are capitalized and amortized over the term of the agreement. Total debt issuance costs, net of accumulated amortization, were $9.8 million and $9.5 million as of December 31, 2016 and 2015, respectively. As a result of the Company's adoption of ASU 2015-03 and ASU 2015-15 (as defined below) during the year ended December 31, 2016, debt issuance costs related to the Company's revolving line of credit and senior secured notes are included in other long-term assets and long-term debt, respectively, on the consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2016, 2015 and 2014 was $3.1 million, $2.5 million and $2.3 million, respectively, and is included in interest expense on the consolidated statements of operations.

Derivatives
The Company will occasionally enter into derivative instruments to offset existing or expected risks associated with fluctuations in commodity prices. The Company does not enter into derivative instruments for speculative or trading purposes. The Company recognizes all derivative instruments as assets or liabilities in the Company’s balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are reported in earnings. The Company elected not to designate any new derivative instruments as hedges for the years 2016, 2015 or 2014, and therefore, all changes in the fair market value of the derivative instruments have been reported in cost of goods sold on the consolidated statements of operations.

Warranty expense
The Company has warranty obligations with respect to most manufactured products. As of December 31, 2016 and 2015, the Company had warranty liabilities of $1.8 million and $1.8 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets.

Comprehensive income (loss)
Comprehensive income (loss) is equal to the net income (loss) for all periods presented.

Recently adopted accounting pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts, instead of as an asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies the treatment of debt issuance costs for line-of-credit arrangements, which was not addressed in ASU 2015-03, by indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 became effective for the Company’s annual and interim periods beginning on January 1, 2016. ASU 2015-03 is required to be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of the new guidance. Accordingly, unamortized debt issuance costs related to the Company’s senior secured notes of $6.5 million as of December 31, 2016 have been presented as a direct deduction of long-term debt and unamortized debt issuance costs related to the senior secured notes of $4.9 million as of December 31, 2015 have been reclassified from non-current assets to a direct deduction of long-term debt on the consolidated balance sheets. Unamortized debt issuance costs related to the Company’s revolving line of credit of $3.3 million and $4.6 million as of December 31, 2016 and 2015, respectively, are reflected in other long-term assets on the consolidated balance sheets as permitted by ASU 2015-15.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including (1) recognition of all income tax benefits and deficiencies related to exercised or vested awards in income tax expense, (2) classification of excess tax benefits as an operating activity in the statement of cash flows, (3) the ability of companies to make a policy election as to either estimate forfeitures or account for forfeitures as they occur, (4) stipulation that partial cash settlement for tax-withholding purposes would not result, by itself, in liability classification provided the amount withheld does not exceed the maximum statutory rate for an employee in the applicable jurisdictions and (5) clarification that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. For each provision, the standard indicates whether the provision should be adopted on a retrospective, prospective or modified retrospective basis. ASU 2016-09 is effective for annual and interim periods beginning on or after December 15, 2016, however, early adoption is permitted. The Company elected to early adopt this standard during the first quarter of 2016. No provisions that required retrospective or modified retrospective application had a material impact on our financial statements. The Company has made a policy election to account for forfeitures as they occur. The Company has also elected to apply the guidance related to classification of excess tax benefits on the statement of cash flows prospectively, and therefore prior periods have not been adjusted.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management's responsibility in preparing quarterly and annual financial statements to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern. Certain footnote disclosures are required if substantial doubt exists. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of the guidance did not have an impact on our financial statements.

Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08") issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016, Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20") issued in December 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. The guidance permits the use of either a retrospective or cumulative effect transition method. We are continuing to evaluate the impact of the standard on our financial statements, including which transition method to use, but based on our preliminary assessment, we believe that contracts with a service element may be impacted. We expect to adopt the standard on January 1, 2018.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 is effective for the Company’s annual and interim periods beginning on January 1, 2017. The adoption of the standard is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual and interim periods beginning on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the process of evaluating the impact of the standard on our financial statements. As a lessee, certain of our various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, we will be required to record substantially all leases on the balance sheet as a ROU asset and a lease liability. The timing of expense recognition and classification in the statement of operations could change based on the classification of leases as either operating or financing.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown and that the statement of cash flows explain the changes in restricted cash during the period. ASU 2016-18 is effective for the Company's annual and interim periods beginning on January 1, 2018. Retrospective application is required and early adoption is permitted. The adoption of the standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides guidance in determining when a set of assets and activities meets the definition of a business. ASU 2017-01 is effective for the Company's annual and interim periods beginning on January 1, 2018. Early application is permitted for transactions meeting certain criteria and prospective application is required. The adoption of the standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires computation of the implied fair value of a reporting unit's goodwill. The amount of a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company's annual goodwill impairment test and any interim tests during the Company's annual and interim periods beginning on January 1, 2020. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Prospective application is required. The adoption of the standard is not expected to have a material impact on our financial statements.

Adjustment
During the year ended December 31, 2016, the Company recorded an out-of-period expense of approximately $0.7 million in selling, general and administrative costs and a corresponding increase to accrued expenses and other liabilities to correct an error in the calculation of deferred rent. The Company has determined the adjustment is not material to the current period or any previously issued financial statements.

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

Merger with Stock Building Supply Holdings, Inc.

As described in Note 1, BMHC and SBS were merged in an all-stock transaction on December 1, 2015. The Merger was accounted for as a reverse acquisition with BMHC deemed to be the acquirer solely for accounting purposes. Accordingly, the consideration transferred has been allocated to the acquired assets and liabilities of SBS based upon their estimated fair values. The consideration transferred was calculated as the number of SBS common shares outstanding immediately prior to the Merger multiplied by the closing stock price of SBS on the closing date of the Merger. In addition, consideration transferred includes the fair value of outstanding SBS restricted stock units and stock options that vested upon consummation of the Merger, as well as the fair value of unvested SBS stock options multiplied by the portion of the requisite service period that elapsed prior to the closing date of the Merger.

The final calculation of consideration transferred is as follows:

(in thousands, except share and per share data)
Number of SBS shares outstanding on the closing date of the Merger	26,186,111
SBS common stock price per share on the closing date of the Merger	$16.99
Deemed (for accounting purposes only) issuance of BMC stock to SBS shareholders	444,902
Fair value of SBS equity awards	8,488
Total consideration transferred	$453,390

The final allocated fair values of acquired assets and assumed liabilities is summarized as follows:

(in thousands)
Cash and cash equivalents	$6,342
Accounts receivable	124,526
Inventories	115,888
Other current assets	26,504
Property and equipment	125,717
Customer relationships	129,800
Trademarks	4,500
Non-compete agreements	6,112
Favorable lease agreements	5,050
Other long-term assets	1,302
Accounts payable	(77,062)
Accrued expenses and other liabilities	(40,652)
Unfavorable lease agreements	(4,550)
Current portion of capital lease obligations	(3,275)
Other current liabilities	(6,664)
Long-term debt	(67,713)
Deferred income taxes	(75,006)
Long-term portion of capital lease obligations	(11,612)
Other long-term liabilities	(5,666)
Identifiable net assets acquired	253,541
Goodwill	199,849
Total net assets acquired	$453,390

The gross contractual value and fair value of accounts receivable acquired were $129.2 million and $124.5 million, respectively.

Inventory was valued at its estimated net realizable value, which is defined as expected sales price less cost to sell, plus a reasonable margin for the selling effort. The step-up in the basis of SBS's inventory totaled $13.2 million, of which $2.9 million was recognized in cost of goods sold in the Company's consolidated statements of operations during the year ended December 31, 2016 and $10.3 million was recognized during the year ended December 31, 2015.

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

The customer relationships, trademarks and non-compete agreements are being amortized over weighted average periods of 16.5 years, 3.8 years and 1.0 year, respectively. Acquired property and equipment is being depreciated on a straight-line basis over the respective estimated remaining useful lives.

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

Acquisition of Robert Bowden, Inc.

On September 1, 2015, BMHC purchased certain assets (excluding cash) and assumed certain liabilities of Marietta, Georgia-based Robert Bowden Inc. ("RBI") for a purchase price of $102.4 million in cash (subject to certain adjustments). RBI has three locations in the Atlanta, Georgia area, including its manufacturing facility in Marietta. RBI sells millwork and window products to homebuilders and residential contractors primarily in the Atlanta metro market. BMHC funded the transaction through borrowings under BMHC's revolving line of credit (the "BMHC Revolver"). The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations.

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

Acquisition of VNS Corporation

On May 1, 2015, BMHC completed the acquisition of Vidalia, Georgia-based VNS Corporation (“VNS”), enabling BMHC to expand its product offerings into the southeastern United States. BMHC funded the transaction through the use of available cash and borrowings on the BMHC Revolver. The purchase price was $47.1 million, net of $2.3 million of acquired cash. The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations.

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

Net sales and estimated pre-tax income of VNS included in the consolidated statements of operations for the year ended December 31, 2015 were $103.1 million and $4.7 million, respectively.

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

Unaudited pro forma financial information is as follows:

	Pro Forma Year Ended December 31,
(in thousands)	2015	2014
Net sales	$2,890,163	$2,819,398
Net income	15,098	56,710
Basic net income per share	0.23	0.87
Diluted net income per share	0.23	0.86

4.    Accounts Receivable

Accounts receivable consist of the following at December 31, 2016 and 2015:

(in thousands)	2016	2015
Trade receivables	$323,725	$311,932
Allowance for doubtful accounts	(4,162)	(2,357)
Other allowances	(6,259)	(6,399)
	$313,304	$303,176

The following table shows the changes in our allowance for doubtful accounts:

(in thousands)	2016	2015	2014
Balance at January 1	$2,357	$1,560	$1,259
Write-offs	(2,186)	(558)	(488)
Recoveries	2,587	236	139
Increase (decrease) in allowance	1,404	1,119	650
Balance at December 31	$4,162	$2,357	$1,560

5.    Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, millwork, doors and windows, as well as certain manufactured products and are valued at the lower of cost or market, with cost being measured using a weighted average cost approach, which approximates the first-in, first-out approach. A provision for excess and obsolete inventory of $1.7 million and $0.6 million is recorded as of December 31, 2016 and 2015, respectively.
6.    Property and Equipment

Property and equipment consists of the following at December 31, 2016 and 2015:

(in thousands)	2016	2015
Land	$57,693	$58,757
Buildings and improvements	93,252	90,429
Leasehold improvements	17,610	10,934
Furniture, fixtures and equipment	136,513	115,861
Vehicles	97,119	87,307
Construction-in-progress	12,574	16,349
	414,761	379,637
Less: Accumulated depreciation	(128,020)	(83,659)
	$286,741	$295,978

Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $48.0 million, $21.0 million and $15.5 million, respectively, including amortization expense related to capital leases. These amounts include depreciation expense of $9.5 million, $5.3 million and $4.0 million included in cost of goods sold in 2016, 2015 and 2014, respectively.

Impairment of BMHC ERP System

During 2013, BMHC selected a new third-party software vendor for its planned Enterprise Resource Planning ("New ERP") system and began incurring costs related to design, development and implementation of the New ERP. BMHC also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Legacy SBS (the "Legacy SBS ERP system") and to discontinue the use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its consolidated statement of operations for the year ended December 31, 2016 related to capitalized software development costs for New ERP functionality that the

Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the consolidated balance sheets.

As of December 31, 2016, the Company had approximately $1.6 million of unamortized prepaid expenses related to the New ERP recorded within prepaid expenses and other current assets on its consolidated balance sheet. These unamortized prepaid expenses relate to license and service contracts that will continue to be utilized by the Company until the time the Company ceases using the New ERP system. The Company is also obligated under a non-cancellable agreement to make future payments through 2017 of approximately $2.0 million related to New ERP software licenses. The Company may be required to accelerate the expense recognition of any unamortized prepaid costs and future contractual costs once we cease using the New ERP.

7.    Goodwill and Intangible Assets, Net
Goodwill

The carrying value of goodwill was $1.1 million as of December 31, 2013. There was no goodwill activity for the year ended December 31, 2014. The following table details the goodwill activity for the years ended December 31, 2016 and 2015:

(in thousands)
December 31, 2014	$1,137
Acquisition of VNS Corporation	9,287
Acquisition of Robert Bowden, Inc.	44,541
Merger with Stock Building Supply Holdings, Inc.	199,699
December 31, 2015	254,664
VNS measurement period adjustment	142
RBI measurement period adjustment	(124)
SBS measurement period adjustment	150
December 31, 2016	$254,832

Intangible assets

Intangible assets represent the value assigned to trademarks, customer relationships and non-compete agreements in connection with acquired companies. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets.

	Trademarks		Customer Relationships		Non-Compete Agreements
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization	Total
December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Acquisition of VNS	850	—	10,000	—	—	—	10,850
Acquisition of RBI	—	—	39,900	—	400	—	40,300
Merger with SBS	4,500	—	129,800	—	6,112	—	140,412
Amortization	—	(408)	—	(2,664)	—	(554)	(3,626)
December 31, 2015	5,350	(408)	179,700	(2,664)	6,512	(554)	187,936
Amortization	—	(2,140)	—	(12,845)	—	(5,736)	(20,721)
December 31, 2016	$5,350	$(2,548)	$179,700	$(15,509)	$6,512	$(6,290)	$167,215

Aggregate amortization expense was $20.7 million, $3.6 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based upon current assumptions, the Company expects that its definite-lived intangible assets will be amortized according to the following schedule:

(in thousands)
2017	$15,000
2018	13,046
2019	12,957
2020	12,957
2021	12,957
Thereafter	100,298
$167,215
8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following at December 31, 2016 and 2015:

(in thousands)	2016	2015
Accrued payroll and other employee related expenses	$41,728	$42,776
Accrued taxes	19,083	19,744
Advances from customers	10,062	10,133
Accrued rebates payable	2,564	1,840
Accrued warranty reserve	1,813	1,762
Unfavorable leases	789	789
Accrued professional fees	727	2,442
Accrued lending fees	186	2,520
Other	11,834	9,882
	$88,786	$91,888
9.    Debt
Long-term debt at December 31, 2016 and 2015 consists of the following:

(in thousands)	December 31, 2016	December 31, 2015
Senior secured notes, due 2024	$350,000	$—
Senior secured notes, due 2018	—	250,000
Revolving credit agreement	—	152,260
Other	2,963	6,266
	352,963	408,526
Unamortized debt issuance costs related to senior secured notes	(6,474)	(4,869)
Unamortized original issue discount	—	(664)
	346,489	402,993
Less: Current portion of long-term debt	1,662	2,777
	$344,827	$400,216

Senior Secured Notes

On September 15, 2016, the Company issued $350.0 million of senior secured notes due 2024 (the “Senior Notes”) under an unregistered private placement not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes are governed by an indenture dated September 15, 2016 (the “Indenture”). The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee our Credit Agreement (as defined below). Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the

Credit Agreement (as defined below) on a first-priority basis, which collectively accounts for substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1, beginning on April 1, 2017.

The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. At any time prior to October 1, 2019, the Company may redeem the Senior Notes in whole or in part at a price equal to 100% of the principal, plus accrued and unpaid interest, plus the greater of (a) 1% of the principal amount of such note and (b) on any redemption date, the excess (to the extent positive) of the present value of the redemption price of such note at October 1, 2019 (equal to 104.125%) plus all required interest payments due on such note to and including October 1, 2019 (excluding accrued but unpaid interest), computed upon the redemption date using a discount rate equal to the applicable treasury rate, as defined in the Indenture, at such redemption date plus 50 basis points, over the outstanding principal amount of such note. Further, during any twelve month period prior to October 1, 2019, the Company may redeem up to 10% of the Senior Notes at a redemption price equal to 103% plus accrued and unpaid interest. At any time on or after October 1, 2019, the Company may redeem the Senior Notes in whole or in part at the redemption prices set forth in the Indenture plus accrued and unpaid interest. In addition, at any time prior to October 1, 2019, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 105.5% plus accrued and unpaid interest. If the Company experiences certain change of control events, holders of the Senior Notes may require the Company to repurchase all or part of their Notes at a price equal to 101% plus accrued and unpaid interest.

The net cash proceeds from the Senior Notes were used to redeem in full $250.0 million of 9.0% senior secured notes that were issued by BMHC in September 2013 and which were scheduled to mature in September 2018 (the “Extinguished Senior Notes”), and to pay accrued interest on the Extinguished Senior Notes of $11.3 million. In connection with the redemption of the Extinguished Senior Notes, the Company incurred a loss on debt extinguishment of $12.5 million, consisting of a call premium of $8.4 million, and the write off of unamortized debt issuance costs and original issue discount of $4.1 million. The remaining proceeds were used to repay outstanding borrowings on the Revolver (as defined below) and to pay debt issuance costs of $6.7 million, which will be amortized over the term of the Senior Notes.

As of December 31, 2016, the estimated market value of the Senior Notes approximated the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

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
The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a Fixed Charge Coverage Ratio, as defined therein, of at least 1.00:1:00, at the end of any fiscal quarter during the period from the date that Excess Availability, as defined therein, under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (1) $33.3 million and (2) 10% of the line cap for a period of at least 30 consecutive days.
The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. Due to the redemption of the Extinguished Senior Notes during September 2016, the issuance of the Senior Notes which mature on October 1, 2024 and the Company entering into the Second Amendment, the effective maturity date of the Revolver was extended from June 15, 2018, the date three months prior to the maturity date of the Extinguished Senior Notes, to December 1, 2020. After considering the increase to the remaining term and the reduction of the aggregate commitment resulting from the Second Amendment, the overall borrowing capacity of the Revolver increased. Accordingly, all existing unamortized debt issuance costs and new debt issuance costs related to the Second Amendment are being amortized through December 1, 2020. We were in compliance with all debt covenants for the year ended December 31, 2016.
We had no outstanding borrowings under the Revolver as of December 31, 2016. We had $70.3 million in letters of credit outstanding under the Credit Agreement as of December 31, 2016. Obligations under the Credit Agreement are guaranteed by our material subsidiaries. Obligations under the Credit Agreement and the guarantees of those obligations, are secured by substantially all of our assets and those of the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in certain accounts receivable, inventory and certain other assets of the Company and a second-priority security interest in substantially all other assets of the Company that secure the Senior Notes on a first-priority basis.
Other

Other long-term debt consists of $2.5 million of term notes secured by delivery and handling equipment with various maturities through November 2018 and a $0.4 million term note secured by real property with a maturity of February 2021. The interest rates range from 4.3% to 7.0%. Interest is paid monthly. Based on interest rates available to us, the estimated market value of other long-term debt approximates the carrying amount.

Scheduled maturities of long-term debt were as follows:

(in thousands)
2017	$1,662
2018	1,065
2019	107
2020	115
2021	14
Thereafter	350,000
$352,963
10.    Other Long-term Liabilities

Other long-term liabilities consists of the following at December 31, 2016 and 2015:

(in thousands)	2016	2015
Unfavorable leases	$2,907	$3,696
Long-term deferred rent	3,170	774
Long-term severance reserve	232	1,986
Other	700	378
	$7,009	$6,834

11.    Income Taxes
The components of income tax expense (benefit) for the years ended December, 31 2016, 2015 and 2014 are as follows:

(in thousands)	2016	2015	2014
Current
Federal	$16,713	$(4,202)	$3,765
State	1,124	405	1,150
	17,837	(3,797)	4,915
Deferred
Federal	(3,049)	(4,176)	(69,281)
State	(522)	(1,716)	(1,211)
	(3,571)	(5,892)	(70,492)
	$14,266	$(9,689)	$(65,577)

A reconciliation of differences between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate from continuing operations for the years ended December 31, 2016, 2015, and 2014 follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	2.7	1.7	4.1
Nondeductible capitalized transaction costs	1.4	(16.2)	—
Nondeductible compensation expense	0.5	—	—
Nondeductible (permanent) items	1.0	(3.0)	0.6
IRC Section 199 manufacturing deduction	(3.5)	—	—
Changes in tax rates	1.6	(6.2)	—
Changes related to IRC section 382 limitations	(3.9)	55.5	—
Excess windfall benefit of stock compensation	(3.7)	—	—
Other items	0.5	(0.1)	(2.6)
Valuation allowance	—	—	(267.6)
Effective tax rate	31.6%	66.7%	(230.5)%

For the year ended December 31, 2016, the Company recognized $14.3 million of income tax expense, which included an income tax benefit of $1.7 million as a result of the Company adopting a state tax position related to Internal Revenue Code ("IRC") section 382 limitations on a state net operating loss carry-forward. For the year ended December 31, 2016, the Company's effective tax rate, excluding the state tax position change, was lower than the Company’s federal and state statutory rates primarily due to excess windfall tax benefits of stock compensation deductions and an IRC section 199 manufacturing deduction.

For the year ended December 31, 2015, the Company recognized a $9.7 million income tax benefit, which included an income tax benefit of $8.1 million as a result of the Company adopting a tax position related to IRC section 382 limitations on its federal and state net operating loss carryforwards and other built-in losses. IRC section 382 imposes annual limitations on the utilization of net operating loss carry-forwards, other tax carry-forwards and certain built-in losses (collectively, “Tax Attributes”) upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period. If the Company were to experience an IRC section 382 ownership change, an annual limitation could be imposed on certain Tax Attributes. Upon the Merger, the Company reviewed whether any of its Tax Attributes would be subject to IRC section 382 limitation and from such review, identified a tax position, which involves using a specific identification method, instead of the Company's previous ratable allocation method, to determine the amount of tax-deductible built-in losses subject to IRC section 382 limitations. As a result of adopting this tax position in the fourth quarter of 2015, the Company more likely than not expects to realize additional federal and state net operating loss carry-forwards that were previously limited under the prior method of determining IRC section 382 limitations against its Tax Attributes. The Company did not recognize any material unfavorable adjustments to its Tax Attributes specifically related to the change of control from the Merger on December 1, 2015. For the year ended December 31, 2015, the Company's effective tax rate, excluding the IRC section 382 tax position change, was lower than the Company's federal and state statutory rates primarily due to non-deductible merger-related transaction costs.

In the fourth quarter of 2015, the Company recorded an out-of-period benefit of approximately $0.9 million to income taxes related to an error in the calculation of state net operating loss carryforwards. The Company has determined the adjustment is not material to the period of correction or any previously issued financial statements.

On December 1, 2015, BMHC and SBS completed the Merger. The Merger qualified as a tax-free reorganization within the meaning of IRC section 368(a), and therefore, the Company assumed the carryover tax basis of the acquired assets and liabilities of SBS. As a result, the Company recorded a net deferred tax liability of $75.0 million and a tax payable of $3.2 million impacting goodwill as part of purchase accounting. None of the goodwill recognized as part of this transaction is deductible for income tax purposes.

On September 1, 2015, BMHC acquired the assets of RBI and recognized an increase in tax basis based on the purchase price. Goodwill recognized as part of this transaction is deductible for income tax purposes.

On May 1, 2015, BMHC completed its stock acquisition of VNS. The Company assumed the carryover tax basis of the acquired assets and liabilities of VNS. As a result, the Company recorded a net deferred tax liability of $4.4 million and a tax receivable of $0.4 million impacting goodwill as part of purchase accounting. None of the goodwill recognized as part of this transaction is deductible for income tax purposes.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2016 and 2015:

(in thousands)	2016	2015
Deferred tax assets related to:
Accounts receivable	$2,951	$3,780
Inventory	2,857	4,725
Goodwill and intangibles	—	—
Accrued compensation	6,044	5,462
Insurance reserves	17,126	14,186
Stock-based compensation	3,210	2,759
Restructuring reserves	1,868	4,008
Other accrued liabilities	665	918
Federal net operating loss carryforward	30,664	32,361
State net operating loss carryforward	5,593	5,036
Other	2,398	283
	73,376	73,518
Valuation allowance	(125)	(126)
Total deferred tax assets	73,251	73,392

Deferred tax liabilities related to:
Goodwill and intangibles	(31,808)	(32,452)
Property and equipment	(38,836)	(42,261)
Other assets	(2,057)	(1,700)
Total deferred tax liabilities	(72,701)	(76,413)
Net deferred tax asset (liability)	$550	$(3,021)

At December 31, 2016, due to IRC section 382 limitations, the Company estimates federal net operating loss carryforwards generated prior to November 2011 will be limited to approximately $4.8 million per year through 2034. These net operating losses may generally be carried forward 20 years. As a result, federal operating losses if unused will expire as follows:

•	$39.3 million in 2028;

•	$17.3 million in 2029; and

•	$31.2 million in years 2030 through 2034.

In addition, at December 31, 2016, the Company had $133.8 million of state net operating loss carryforwards that expire at various dates commencing in 2017 through 2032.

During the first quarter of 2016, the Company elected to early adopt ASU 2016-09 and has prospectively recognized tax benefits of $1.7 million during 2016 from stock-based compensation deductions into its income tax expense. Prior to the adoption of ASU 2016-09, deferred tax assets relating to tax benefits of stock-based compensation were reduced to reflect exercises or vesting. Some exercises or vesting resulted in tax deductions in excess of previously recorded deferred tax benefits based on the value at the time of grant ("windfalls"). Prior to the adoption of ASU 2016-09, the Company had excluded excess windfall tax benefits resulting from stock-based compensation vesting and exercises as components of the Company’s gross deferred tax assets, as Tax Attributes related to such windfall tax benefits were not recognized until they resulted in a reduction of taxes payable. The tax effected amount of unrealized net operating loss carryforwards resulting from stock-based compensation awards vested and/or exercised was $0, $0.4 million, and $0 at December 31, 2016, 2015, and 2014, respectively. When realized, these excess windfall tax benefits were credited to additional paid-in capital. Excess windfall tax benefits recognized as a component of shareholders' equity were $0.4 million, $0, and $1.0 million for December 31, 2016, 2015, and 2014, respectively. The Company had followed the "with-and-without" allocation approach to determine when such net operating loss carryforwards have been realized.

The Company recognized a current income tax receivable of $2.4 million and $11.4 million at December 31, 2016 and 2015, respectively. The Company paid federal and state income tax payments of $8.8 million and $4.6 million during 2016 and 2015, respectively. The Company received tax refunds of $0.6 million and $0.3 million in 2016 and 2015, respectively.

In accordance with ASC 740, the Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2016 and December 31, 2015, the primary positive evidence considered to support the realization of the Company's deferred tax assets includes: (i) the cumulative pre-tax income over the last 36 months, (ii) the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry forward period necessary to absorb the federal and state net operating losses and other deferred tax assets, (iii) current and prior year utilization of federal and state net operating losses, and (iv) no history of material expiring Tax Attributes. The primary negative evidence considered includes: (i) the Company's cumulative losses prior to 2013, (ii) unsettled circumstances associated with the general economy and housing market, as well as mortgage credit availability, and (iii) no federal and state net operating loss carryback opportunities. To the extent the Company generates future net operating losses, the Company may be required to increase the valuation allowance on its deferred tax assets and income tax benefit would be adversely affected.

Based upon the positive and negative evidence considered, the Company believes it is more likely than not that it will realize the benefit of the deferred tax assets, net of the existing state tax valuation allowances of $0.1 million and $0.1 million as of December 31, 2016 and December 31, 2015, respectively. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the Company’s effective tax rate would be impacted as the valuation allowance is reversed. The Company continues to evaluate its deferred tax asset on a quarterly basis and notes that, if economic conditions were to change such that the Company earns less taxable income than the amounts required to fully utilize its deferred tax asset, a portion of the asset may expire unused.

As of June 30, 2014, the Company recognized no valuation allowance against the $76.1 million in total deferred tax assets compared to a valuation allowance of $75.2 million against total deferred tax assets as of December 31, 2013. The Company performed its quarterly assessment of all positive and negative evidence and determined that it was more likely than not that the deferred tax assets would be realizable. As of June 30, 2014, significant components of the deferred tax assets consisted of: (i) $30.5 million (or approximately $87.1 million of federal net operating loss carryforwards on a pre-tax effect basis) associated with federal net operating loss carryforwards; (ii) $24.8 million related to intangible assets reversing through 2020; (iii) $1.8 million in net operating losses from various states expiring between 2015 and 2031; and (iv) $19.0 million of deductible timing differences, primarily related to insurance reserves and other accruals.

The positive evidence supporting the reversal of the Company's deferred tax asset valuation allowance as of June 30, 2014 included: (i) cumulative pre-tax income for the three years ended June 30, 2014; (ii) cumulative pre-tax income in the five quarters ending June 30, 2014; (iii) increase in sales in most of Legacy BMHC's markets during 2013 and the six months ended June 30, 2014; (iv) projected future taxable income based on positive financial indicators compared to the prior year; and (v) no history of expiring tax attributes. Contributing to projected future taxable income were increases in sales and gross margin, as well as external factors, such as macroeconomic reports indicating falling unemployment, historically low interest rates and high housing affordability. The negative evidence evaluated included: (i) the Company's cumulative losses prior to 2013; (ii) unsettled circumstances associated with the general economy and housing market, as well as mortgage credit availability; (iii) Section 382 limitations related to federal net operating loss; and (iv) no taxable income in the carryback periods.

Taking all of the foregoing information into account, the Company's analysis showed that, even if U.S. housing permits and starts were to stop growing at the pace they grew in 2013, such that the Company was unable to achieve pre-tax income in excess of the $27.9 million it experienced during 2013, which the Company's projections for 2014 indicated would not be the case, then the Company would still be able to fully utilize its deferred tax asset allowed in 2014, with respect to which it reversed the valuation allowance. This fact, coupled with the other positive evidence described above, in the Company’s view significantly outweighed the available negative evidence and required the Company to conclude, in accordance with ASC 740, that it was more likely than not that the deferred tax assets at June 30, 2014 would be realized.

As of December 31, 2014, the Company evaluated the realizability of its deferred tax assets and concluded that a valuation allowance was not required at that date. Positive evidence supporting the conclusion as of December 31, 2014 included the following: (i) the Company continued to recognize a cumulative pretax income for the three years ended December 31, 2014; (ii) the Company recorded sales and pre-tax income of $1.3 billion and $28.5 million, respectively, for 2014, increases of 8.4% and 2.2%, respectively, from 2013; (iii) the Company utilized federal and state net operating losses and other allowed deferred tax assets in 2014 and recorded taxable income for the year 2014; and (iv) no history of expiring tax attributes.

The following table shows the changes in the amount of the Company’s valuation allowance:

(in thousands)	2016	2015	2014
Balance at January 1,	$126	$—	$75,248
Additions charged to expense	—	—	—
Additions charged to Goodwill/Purchase Accounting	—	126	—
Deductions - other	(1)	—	(75,248)
Balance at December 31,	$125	$126	$—

The Company has no material uncertain tax positions as of December 31, 2016. The Company has recorded a liability for uncertain tax positions of $3.0 million within income taxes receivable on the condensed consolidated balance sheets as of December 31, 2015 related to the Company’s tax accounting method to accelerate certain temporary tax deductions on its 2014 federal and state income tax returns. During the three months ended June 30, 2016, the Company filed applications to change its tax accounting method for certain temporary tax deductions with the Internal Revenue Service. From such filings, the Company believes these tax accounting methods are more likely than not to be recognized; therefore, the Company decreased its liability for uncertain tax positions by $3.0 million with a corresponding increase to its deferred income tax liability.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of the effect of interest and penalties) is as follows:

(in thousands)	2016	2015
Balance at January 1,	$3,224	$—
Tax positions taken in prior periods:
Gross increases	—	—
Gross decreases	(3,224)	—
Tax positions taken in current period:
Gross increases	—	3,224
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	—	—
Balance at December 31,	$—	$3,224

The Company‘s state tax returns are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating losses. The Company’s federal returns are open to examination for three years; however, due to statutory waivers, SBS' tax years ended July 31, 2008 and May 5, 2009 remain open until January 31, 2018 with the federal tax authorities. SBS is currently under examination by the IRS for its tax years ended July 31, 2008 and May 5, 2009. At December 31, 2016 and 2015, the amount recognized related to expected tax, penalties and interest payments as a result of the IRS audits in income taxes receivable on the consolidated balance sheets was immaterial.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015 and 2014, penalties and interest related to income tax liabilities and uncertain tax benefits were not material.
12.    Commitments and Contingencies
The Company is obligated under capital leases covering fleet vehicles and certain equipment, as well as one facility. The fleet vehicles and equipment leases generally have terms ranging from three to six years and the facility lease has a remaining term of seven years. The carrying value of property and equipment under capital leases was $32.6 million and $26.3 million at December 31, 2016 and 2015, respectively, net of accumulated depreciation of $28.8 million and $21.5 million, respectively. Amortization of assets held under capital leases is included within depreciation expense or cost of goods sold on the consolidated statements of operations.

The Company also has noncancellable operating leases, primarily for buildings, improvements and equipment. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2016 are as follows:

(in thousands)	Capital Leases	Operating Leases
2017	$10,460	$27,668
2018	7,818	22,894
2019	6,354	20,202
2020	4,887	14,351
2021	1,702	12,453
Thereafter	1,320	37,607
	32,541	$135,175	(a)
Less: Amounts representing interest	(2,467)
Total obligation under capital leases	30,074
Less: Current portion of capital lease obligation	(9,493)
Long term capital lease obligation	$20,581

(a) Minimum operating lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under noncancelable subleases.

Total rent expense under operating leases, excluding short-term rentals, for the years ended December 31, 2016, 2015 and 2014 was $29.3 million, $8.1 million and $4.2 million, respectively, which are included in either cost of sales or selling, general and administrative expenses on the consolidated statements of operations, depending on the type of operations undertaken by the related facility or asset. Future payments for certain leases will be adjusted based on increases in the consumer price index.

As of December 31, 2016, the Company had purchase commitments totaling $4.8 million related primarily to vehicles and certain IT equipment, which are enforceable and legally binding on us.

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
13.    Stockholders' Equity
Merger

In connection with the Merger, each share of issued and outstanding BMHC common stock, par value $0.001 per share, excluding (i) any shares of BMHC common stock held in treasury or by any wholly owned subsidiary of BMHC or (ii) any shares of BMHC common stock held by any BMHC stockholder who was entitled to exercise, and properly exercised, appraisal rights with respect to such shares of BMHC common stock pursuant to the General Corporation Law of the State of Delaware, was converted into the right to receive 0.5231 shares of Company common stock, par value $0.01 per share. As a result, approximately 39.2 million shares of Company common stock were issued to BMHC stockholders. Each holder of BMHC common stock converted pursuant to the Merger who would otherwise have been entitled to receive a fraction of a share of Company common stock received cash in lieu thereof in an amount each to such fractional amount multiplied by $17.19, the last reported sale price of SBS common stock on the last complete trading day prior to the Merger.

Shares and price per share of BMHC common stock for all prior periods have been restated to reflect the 0.5231 exchange ratio and BMC's par value of $0.01 per share.

Treasury stock

Employees have the option to surrender shares to the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards. These surrendered shares are reflected as treasury stock, at cost, on the consolidated balance sheet as of December 31, 2016 and 2015.

All BMHC treasury shares were canceled in connection with the Merger.

14.    Stock Based Compensation

BMHC long-term incentive plans

In March 2013, BMHC's Board of Directors approved the 2013 long-term incentive plan ("BMHC 2013 Incentive Plan") as subsequently approved by BMHC's shareholders in May 2013. The BMHC 2013 Incentive Plan provided for grants of stock options, restricted stock and other stock-based awards. There were 1.6 million common shares reserved for issuance under the plan. The awards granted under this plan vest immediately for directors and over a three year period for key employees.

In March 2010, BMHC's Board of Directors approved the 2010 long-term incentive plan ("BMHC 2010 Incentive Plan") as approved by BMHC's reorganization plan. The BMHC 2010 Incentive Plan provided for grants of restricted stock. There were 5.2 million common shares reserved for issuance under the plan. The awards granted under this plan vest over a two year period for directors and a three year period for key employees.

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

Effect of the Merger on stock based awards

The SBS 2013 Incentive Plan remained in effect upon consummation of the Merger. In connection with the Merger, the Company amended the SBS 2013 Incentive Plan in order to increase the number of shares of common stock authorized for issuance from 1.8 million to 5.6 million. As of December 31, 2016, approximately 3.6 million common shares were available for issuance under the SBS 2013 Incentive Plan.

Upon consummation of the Merger, the Company assumed all obligations of BMHC under the BMHC 2010 Incentive Plan and BMHC 2013 Incentive Plan, including BMHC's time-vesting restricted stock and performance-vesting restricted stock. At the effective time of the Merger, (i) each BMHC time-vesting restricted share outstanding immediately prior to such time was converted, on the same terms and conditions as were applicable to such BMHC time-vesting restricted share at such time, into a restricted share with respect to the number of shares of BMC common stock determined by multiplying each BMHC time-vesting restricted share by the exchange ratio, rounded up to the nearest whole share. The performance goals of each award of BMHC performance-vesting restricted stock outstanding immediately prior to the Merger was deemed satisfied at maximum and was converted, on the same terms and conditions (other than the terms and conditions relating to achievement of performance goals), into a restricted share with respect to that number of shares of BMC common stock determined by multiplying each BMHC performance-vesting restricted share by the exchange ratio, rounded up to the nearest whole share, provided that the vesting criteria applicable to such conversion will provide for vesting based solely on the holder's continuation of service through the time of vesting.

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

Performance-based restricted stock units

During the year ended December 31, 2016, the Company granted performance-based restricted stock units that vest on March 15, 2019. The grant date fair value of the performance-based restricted stock units was $16.35. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company's cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018. As of December 31, 2016, the Company expects that 109,676 of the performance-based restricted stock units will vest. Compensation cost for the performance-based restricted stock units is recorded based on the expected number of units that will vest and is adjusted, as appropriate, throughout the performance period.

Valuation of stock based awards

Prior to the Merger, the fair value of BMHC equity awards was calculated using the enterprise value per share. The enterprise value was derived using a blend of the market approach, the income approach and prior sales of BMHC shares. Weights were assigned to each approach to calculate a weighted average enterprise value. The value of these awards was discounted for a lack of marketability and non-operating assets and liabilities. Due to the uncertainties inherent in the assumptions used in these various valuation approaches, it is possible that actual share-based compensation realized by the participant may vary from the estimate of the fair value of these restricted stock units.

The fair value of stock options granted during the year ended December 31, 2016 and November 2015 was estimated using the Black-Scholes option pricing model, with the following assumptions:

	2016	2015
Expected dividend yield	0%	0%
Expected volatility factor (a)	44%	44%
Risk-free interest rate (b)	1%	2%
Expected term (in years) (c)	6.0	6.0
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

Stock based compensation is included in selling, general and administrative expenses on the consolidated statements of operations. The following table highlights stock based compensation for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Stock options	$1,050	$42	$—
Restricted stock	1,559	2,607	3,410
Restricted stock units	4,185	100	—
Performance-based restricted stock units	458	—	—
Stock based compensation	$7,252	$2,749	$3,410

Stock based award activity

The following is a summary of restricted stock and restricted stock unit activity, excluding performance-based restricted stock units:

	Restricted Stock		Restricted Stock Units
	Number of Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2013	893	$7.25	—	$—
Granted	264	11.66	—	—
Vested	(408)	4.95	—	—
Forfeited	(43)	8.97	—	—
December 31, 2014	706	10.15	—	—
Legacy SBS restricted stock units assumed	—	—	318	16.99
Granted	206	17.15	—	—
Vested	(279)	9.07	—	—
Forfeited	(178)	11.37	(36)	16.99
December 31, 2015	455	13.51	282	16.99
Granted	—	—	166	17.65
Vested	(301)	11.95	(123)	16.86
Forfeited	(37)	13.69	(27)	17.16
December 31, 2016	117	$17.42	298	$17.39

The following is a summary of stock option award activity. No stock options were granted by BMHC during any periods prior to the Merger.

	Number of Options (in thousands)	Weighted Average Exercise Price	Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at December 31, 2014	—	$—
Legacy SBS stock options assumed	1,229	14.18
Granted	—	—
Exercised	—	—
Forfeited	(1)	17.04
Expired	—	—
Outstanding at December 31, 2015	1,228	$14.17
Granted	3	17.04
Exercised	(175)	7.90
Forfeited	(10)	17.04
Expired	(22)	17.53
Outstanding at December 31, 2016	1,024	$15.15	7.2	$4,728

Exercisable at December 31, 2016	884	$14.85	6.9	$4,382

Vested and expected to vest at December 31, 2016	1,024	$15.15	7.2	$4,728

The grant date fair value of Legacy SBS unvested stock options assumed in the Merger was $7.48. The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $9.70.

During the year ended December 31, 2016, the aggregate intrinsic value of the stock options exercised was $1.9 million.

The following table summarizes the Company’s total unrecognized compensation cost related to equity based compensation as of December 31, 2016:

(in thousands, except period data)	Unrecognized Compensation Cost	Weighted Average Remaining Period of Expense Recognition (in years)
Stock options	$550	1.4
Restricted stock	673	1.1
Restricted stock units	2,771	1.4
Performance-based restricted stock units	1,335	2.2
	$5,329
15.    Segments
ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance.
As of December 31, 2016, the Company's operating segments consisted of the Mid-Atlantic, Southeast, Texas, Intermountain, Western and Mountain West divisions. Beginning January 1, 2017, the Company will have five operating segments after the Company realigned certain of its markets, which resulted in the consolidation of the Mountain West division into the Intermountain division. Due to the similar economic characteristics, nature of products, distribution methods and customers, both before and after the January 2017 market realignment, the Company has aggregated our operating segments into one reportable segment, "Geographic divisions."
In addition to our reportable segment, the Company's consolidated results include "Other reconciling items." Other reconciling items is comprised of our corporate activities.
The following tables present Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the periods indicated. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Year Ended December 31, 2016				December 31, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	3,093,743	741,965	66,592	244,616	1,345,475
Other reconciling items	—	—	2,088	(50,726)	49,539
	$3,093,743	$741,965	$68,680		$1,395,014

	Year Ended December 31, 2015				December 31, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	1,576,746	361,410	23,726	122,914	1,305,545
Other reconciling items	—	—	863	(36,872)	65,594
	$1,576,746	$361,410	$24,589		$1,371,139

	Year Ended December 31, 2014				December 31, 2014
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	1,311,498	295,074	14,906	98,933	487,027
Other reconciling items	—	—	551	(21,664)	94,826
	$1,311,498	$295,074	$15,457		$581,853

Reconciliation to consolidated financial statements:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income (loss) before income taxes	$45,146	$(14,520)	$28,455
Interest expense	30,131	27,552	27,090
Depreciation and amortization	68,680	24,589	15,457
Impairment of assets	11,928	—	134
Merger and integration costs	15,340	22,993	—
Inventory step-up charges	2,884	10,285	—
Non-cash stock compensation expense	7,252	2,749	3,410
Loss on debt extinguishment	12,529	—	—
Headquarters relocation (a)	—	3,865	2,054
Insurance reserve adjustments and casualty fire loss	—	3,026	669
Loss portfolio transfer	—	2,826	—
Acquisition costs and other items	—	2,677	—
Adjusted EBITDA of other reconciling items	50,726	36,872	21,664
Adjusted EBITDA of geographic divisions reportable segment	$244,616	$122,914	$98,933

(a) Represents expenses incurred to relocate BMHC's headquarters to Atlanta, Georgia, including employee retention, severance, recruiting, relocation and professional fees.

The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net sales from external customers by main product lines are as follows for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Structural components	$471,619	$249,371	$205,036
Lumber & lumber sheet goods	921,304	459,446	428,084
Millwork, doors & windows	898,769	442,675	328,063
Other building products & services	802,051	425,254	350,315
Total net sales	$3,093,743	$1,576,746	$1,311,498
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

The basic and diluted EPS calculations for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Income (loss) attributable to common stockholders	$30,880	$(4,831)	$94,032

Weighted average common shares outstanding, basic	66,055	41,260	38,828
Effect of dilutive securities:
Restricted stock	207	—	463
Restricted stock units	129	—	—
Stock options	218	—	—
Weighted average common shares outstanding, diluted	66,609	41,260	39,291

Basic income (loss) per common share	$0.47	$(0.12)	$2.42
Diluted income (loss) per common share	$0.46	$(0.12)	$2.39

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. The number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 206,250.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Stock options	469	1,228	—
Restricted stock	—	455	—
Restricted stock units	5	282	—
17.    Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2016 and 2015:

	2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$727,418	$797,547	$821,204	$747,574
Gross profit	166,617	191,655	202,966	180,727
Net (loss) income	(6,756)	17,982	9,236	10,418
Basic (loss) income per share	$(0.10)	$0.27	$0.14	$0.16
Diluted (loss) income per share	$(0.10)	$0.27	$0.14	$0.16

	2015
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$292,826	$357,287	$416,471	$510,162
Gross profit	66,697	83,818	97,101	113,794
Net (loss) income	(3,561)	2,125	4,047	(7,442)
Basic (loss) income per share	$(0.09)	$0.05	$0.10	$(0.16)
Diluted (loss) income per share	$(0.09)	$0.05	$0.10	$(0.16)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the internal control over financial reporting of BMC Stock Holdings, Inc. was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Consistent with the year ended December 31, 2015, the Company maintained two primary ERP systems during the year ended December 31, 2016. During 2016, the Company made the decision to integrate all operations under the Legacy SBS ERP system and to discontinue use of the New ERP, and began implementing the Legacy SBS ERP system at Legacy BMC locations. The Company expects this ERP integration to materially affect the Company’s internal control over financial reporting as it is completed.

Item 9B.    Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Code of Business Conduct and Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We have adopted a Code of Ethics which applies to our chief executive officer, chief financial officer, chief accounting officer and all our other employees, and which can be found through our website, www.buildwithbmc.com under the Investors section. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.
The information required by Item 401 of Regulation S-K will be included under the captions “Proposal 1 - Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders (“Fiscal 2016 Proxy Statement”) which is currently expected to be held May 11, 2017, which section is incorporated in this item by reference. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information-Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Fiscal 2016 Proxy Statement, which sections are incorporated in this item by reference.
Item 11.     Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference. The information required by Item 407(e)(4) of Regulation S-K will be included under the caption “Compensation Committee Interlocks and Insider Participation” in the Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 407(e)(5) of Regulation S-K will be included under the caption “Compensation Committee Report” in the Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will appear under the headings “Stock Ownership Information” in our Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 201(d) of Regulation S-K will be included under the caption “Stock Ownership Information” in our Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference.
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in our Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in our Fiscal 2016 Proxy Statement, which sections are incorporated in this item by reference.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our Fiscal 2016 Proxy Statement, which sections are incorporated in this item by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will appear under the heading “Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our Fiscal 2016 Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.
The list of consolidated financial statements and related notes, together with the reports of PricewaterhouseCoopers LLP and KPMG LLP, appear in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and are hereby incorporated by reference.

2.	Financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.

3.	The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of June 2, 2015, by and between Stock Building Supply Holdings, Inc. and Building Materials Holding Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on June 5, 2015 in Commission File No. 001-36050)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Annex C to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

3.2
Amended and Restated Bylaws of Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2013 in Commission File No. 001-36050)

4.1
Form of stock certificate (incorporated by reference to Exhibit 4.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

4.2
Indenture, dated as of September 20, 2013, by and among Building Materials Holding Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing Building Materials Holding Corporation’s 9.0% Senior Secured Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

4.3
First Supplemental Indenture, dated as of June 1, 2015, by and among VNS Corporation, ProCon Construction Services, LLC, TrussMart Building Components, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

4.4
Second Supplemental Indenture, dated as of December 1, 2015, by and among BMC Stock Holdings, Inc., certain subsidiaries of BMC Stock Holdings, Inc. parties thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

4.5
Indenture, dated as of September 15, 2016, among BMC East, LLC, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050).

10.1
Amended and Restated Professional Services Agreement, dated as of June 13, 2013, by and between Glendon Partners, Inc. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.2
Amended and Restated Employment Agreement, dated as of April 1, 2016, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 7, 2016 in Commission File No. 001-36050)

10.3
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.4
Employment Agreement Amendment, dated as of June 2, 2015, by and between Lisa M. Hamblet and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

Exhibit No.	Description
10.5
Employment Agreement Amendment, dated as of June 2, 2015, by and between C. Lowell Ball and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.6	Amended and Restated Employment Agreement, dated as of August 1, 2010, by and between Paul Street and Building Materials Holding Corporation
10.7	Offer of Employment, dated as of October 16, 2015, by and between Thomas J. Barnes and Building Materials Holding Corporation
10.8	Supplemental Retention Agreement, dated as of February 22, 2016, by and between Thomas J. Barnes and BMC Stock Holdings, Inc.
10.9
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.10
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.11
Amendment to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan, (incorporated by reference to Annex B to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

10.12
Description of Management Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 4, 2014 in Commission File No. 001-36050)

10.13
Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.14
Form of Restricted Stock Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.15
Form of Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.16
Second Amended and Restated Senior Secured Credit Agreement, dated as of December 1, 2015, by and among Building Materials Holding Corporation, Stock Building Supply Holdings, Inc., certain subsidiaries of Building Materials Holding Corporation and Stock Building Supply Holdings, Inc. parties thereto, Wells Fargo Capital Finance, LLC as agent for the lenders, joint lead arranger, and joint book runner, Goldman Sachs Bank USA, as joint lead arranger and joint book runner, and the lenders parties thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

10.17
Amendment Number One to Second Amended and Restated Senior Secured Credit Agreement and Consent, dated as of January 28, 2016, by and among BMC Stock Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

10.18
Amendment Number Two to Second Amended and Restated Senior Secured Credit Agreement and Amendment Number One to Second Amended and Restated Security Agreement, dated as of September 15, 2016, by and among BMC Stock Holdings, Inc., the subsidiaries party thereto, the lenders identified on the signature page thereto and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050).

10.19
Registration Rights Agreement, effective as of December 1, 2015, by and among Stock Building Supply Holdings, Inc. and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Annex G to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

10.20
First Supplement to the Registration Rights Agreement, dated as of May 18, 2016, by and among the Registrant and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2016 in Commission File No. 001-36050).

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date:	March 1, 2017	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer and duly authorized officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Paul Street, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter C. Alexander	President and Chief Executive Officer (principal executive officer)	March 1, 2017
Peter C. Alexander

/s/ James F. Major, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2017
James F. Major, Jr.

/s/ Noah Gay	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2017
Noah Gay

/s/ David Bullock	Director and Chairman of the Board	March 1, 2017
David Bullock

/s/ Barry J. Goldstein	Director	March 1, 2017
Barry J. Goldstein

/s/ David L. Keltner	Director	March 1, 2017
David L. Keltner

/s/ Michael Miller	Director	March 1, 2017
Michael Miller

/s/ James O'Leary	Director	March 1, 2017
James O'Leary

/s/ Jeffrey G. Rea	Director	March 1, 2017
Jeffrey G. Rea

/s/ Carl R. Vertuca, Jr.	Director	March 1, 2017
Carl R. Vertuca, Jr.