Form 10-Q
period 2017-03-31
BMC STOCK HOLDINGS, INC.
filed 2017-05-08
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at May 5, 2017 was 66,897,704 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$4,778	$8,917
Accounts receivable, net of allowances	343,246	313,304
Inventories, net	294,851	272,276
Costs in excess of billings on uncompleted contracts	25,959	26,373
Income taxes receivable	2,208	2,437
Prepaid expenses and other current assets	44,550	43,635
Total current assets	715,592	666,942
Property and equipment, net of accumulated depreciation	286,798	286,741
Deferred income taxes	—	550
Customer relationship intangible assets, net of accumulated amortization	164,377	164,191
Other intangible assets, net of accumulated amortization	2,917	3,024
Goodwill	257,134	254,832
Other long-term assets	17,795	18,734
Total assets	$1,444,613	$1,395,014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$196,996	$165,540
Accrued expenses and other liabilities	74,664	88,786
Billings in excess of costs on uncompleted contracts	18,467	15,691
Interest payable	10,441	5,619
Current portion:
Long-term debt and capital lease obligations	9,327	11,155
Insurance reserves	15,589	16,021
Total current liabilities	325,484	302,812
Insurance reserves	39,943	39,184
Long-term debt	363,791	344,827
Long-term portion of capital lease obligations	19,940	20,581
Deferred income taxes	210	—
Other long-term liabilities	7,437	7,009
Total liabilities	756,805	714,413
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.1 million and 66.8 million shares issued, and 66.9 million and 66.7 million outstanding at March 31, 2017 and December 31, 2016, respectively	671	668
Additional paid-in capital	652,972	649,280
Retained earnings	36,926	33,182
Treasury stock, at cost, 0.2 million and 0.1 million shares at March 31, 2017 and December 31, 2016, respectively	(2,761)	(2,529)
Total stockholders' equity	687,808	680,601
Total liabilities and stockholders' equity	$1,444,613	$1,395,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net sales
Building products	$572,120	$553,379
Construction services	185,580	174,039
	757,700	727,418
Cost of sales
Building products	426,083	420,531
Construction services	153,420	140,270
	579,503	560,801
Gross profit	178,197	166,617

Selling, general and administrative expenses	148,888	141,781
Depreciation expense	10,561	8,792
Amortization expense	3,821	5,245
Merger and integration costs	4,441	2,836
Impairment of assets	—	11,883
	167,711	170,537
Income (loss) from operations	10,486	(3,920)
Other income (expense)
Interest expense	(6,088)	(8,231)
Other income, net	319	1,455
Income (loss) before income taxes	4,717	(10,696)
Income tax expense (benefit)	973	(3,940)
Net income (loss)	$3,744	$(6,756)

Weighted average common shares outstanding
Basic	66,692	65,338
Diluted	67,186	65,338

Net income (loss) per common share
Basic	$0.06	$(0.10)
Diluted	$0.06	$(0.10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net income (loss)	$3,744	$(6,756)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	12,992	11,437
Amortization of intangible assets	3,821	5,245
Amortization of debt issuance costs	421	915
Amortization of favorable and unfavorable leases	(314)	(9)
Deferred income taxes	760	(5,521)
Non-cash stock compensation expense	1,231	1,889
Loss on sale of property, equipment and real estate	107	18
Impairment of assets	—	11,883
Amortization of inventory step-up charges	—	2,884
Amortization of original issue discount	—	62
Gain on insurance proceeds	—	(1,003)
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(29,086)	(25,920)
Inventories, net	(22,030)	(13,042)
Accounts payable	30,868	43,425
Other assets and liabilities	(6,420)	(11,878)
Net cash (used in) provided by operating activities	(3,906)	13,629
Cash flows from investing activities
Purchases of property, equipment and real estate	(10,662)	(5,471)
Purchase of business	(6,693)	—
Proceeds from sale of property, equipment and real estate	866	217
Insurance proceeds	—	1,003
Net cash used in investing activities	(16,489)	(4,251)
Cash flows from financing activities
Proceeds from revolving line of credit	175,058	364,270
Repayments of proceeds from revolving line of credit	(155,313)	(364,978)
Principal payments on other notes	(2,557)	(2,043)
Payments on capital lease obligations	(2,667)	(1,933)
Other financing activities, net	1,735	(1,419)
Net cash provided by (used in) financing activities	16,256	(6,103)
Net (decrease) increase in cash and cash equivalents	(4,139)	3,275
Cash and cash equivalents
Beginning of period	8,917	1,089
End of period	$4,778	$4,364

Supplemental disclosure of non-cash investing and financing transactions
Assets acquired under capital lease obligations	1,765	2,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization
These unaudited financial statements represent the financial statements of BMC Stock Holdings, Inc., and its subsidiaries. All references to “BMC,” “we,” “us,” “our” or the “Company” mean BMC Stock Holdings, Inc.
The Company distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, we provide solution-based services to our customers, including component design, product specification and installation services.
2.    Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Comprehensive income (loss)
Comprehensive income (loss) is equal to the net income (loss) for all periods presented.
Recently adopted accounting pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 became effective for the Company’s annual and interim periods beginning on January 1, 2017. The adoption of the guidance did not have a material impact on our financial statements.
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”) issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016, Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) issued in December 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore, the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method. We expect to adopt the standard on January 1, 2018 using the modified retrospective transition method, with the option to utilize certain practical expedients as defined in Topic 606. The modified retrospective transition method recognizes the cumulative effect of initially applying the standard in retained earnings on the date of adoption. We are continuing to evaluate the impact of the standard on our financial statements, but based on our preliminary assessment, we believe that contracts with a construction service element may be impacted. As we continue to evaluate the standard and finalize our assessment, our current conclusions are subject to change.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown and that the statement of cash flows explain the changes in restricted cash during the period. ASU 2016-18 is effective for the Company's annual and interim periods beginning on January 1, 2018. Retrospective application is required and early adoption is permitted. The adoption of the standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance in determining when a set of assets and activities meets the definition of a business. ASU 2017-01 is effective for the Company's annual and interim periods beginning on January 1, 2018. Early application is permitted for transactions meeting certain criteria and prospective application is required. The adoption of the standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires computation of the implied fair value of a reporting unit's goodwill. The amount of a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company's annual goodwill impairment test and any interim tests during the Company's annual and interim periods beginning on January 1, 2020. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Prospective application is required. The adoption of the standard is not expected to have a material impact on our financial statements.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of Subtopic 610-20, which provides guidance for recognizing gains and losses from the sale or transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for the Company’s annual and interim periods beginning on January 1, 2018 and we are required to adopt ASU 2017-05 at the same time that we adopt ASU 2014-09. The guidance permits the use of either a retrospective or cumulative effect transition method. We are evaluating the impact of the standard on our financial statements.

3.    Acquisition of Code Plus Components, LLC
On March 27, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Code Plus Components, LLC (“Code Plus”), a manufacturer of structural components located in Martinsburg, West Virginia, for a preliminary purchase price of $7.1 million. The purchase price includes an initial holdback of $0.4 million due to the sellers one year from the closing date. The holdback amount may be reduced under certain circumstances. Additionally, the acquisition includes an earnout provision which would require the Company to pay the sellers up to an additional $0.8 million upon the acquired operations achieving certain performance targets. The Company funded the transaction through borrowings on the Company’s revolving line of credit.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of Code Plus are included in the Company’s consolidated financial statements beginning on the acquisition date. Due to the timing of the close of the acquisition, the initial purchase accounting for intangible assets and property and equipment is not complete. The preliminary purchase price allocation resulted in the initial recognition of goodwill of $2.3 million, a customer relationship intangible asset of $3.4 million and a non-compete agreement intangible asset of $0.5 million, as well as other operating assets and liabilities. All of the goodwill recognized is expected to be deductible for tax purposes. The impact of the acquisition was not significant for the reporting of pro forma financial information. The results of operations of Code Plus included in the Company’s consolidated statements of operations since the acquisition date are not material.

For the year ended December 31, 2016, Code Plus generated net sales of approximately $14.2 million. The Company incurred transaction costs of $0.1 million for the three months ended March 31, 2017, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

4.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Trade receivables	$354,940	$323,725
Allowance for doubtful accounts	(4,006)	(4,162)
Other allowances	(7,688)	(6,259)
	$343,246	$313,304
5.    Impairment of BMHC ERP System
During 2013, Building Materials Holding Corporation (“BMHC” or “Legacy BMHC”) selected a new third-party software vendor for its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. BMHC also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Stock Building Supply Holdings, Inc. (“SBS” and the “Legacy SBS ERP system”) and to discontinue use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its condensed consolidated statement of operations for the three months ended March 31, 2016 related to capitalized software development costs for New ERP functionality that the Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

As of March 31, 2017, the Company had approximately $1.2 million of unamortized prepaid expenses related to the New ERP recorded within prepaid expenses and other current assets on its condensed consolidated balance sheet. These unamortized prepaid expenses relate to license and service contracts that will continue to be utilized by the Company until the time the Company ceases using the New ERP system. The Company is also obligated under a non-cancellable agreement to make future payments through the third quarter of 2017 of approximately $2.0 million related to New ERP software licenses. The Company may be required to accelerate the expense recognition of any unamortized prepaid costs and future contractual costs once we cease using the New ERP.

6.    Debt
Long-term debt as of March 31, 2017 and December 31, 2016 consists of the following:

(in thousands)	March 31, 2017	December 31, 2016
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	19,745	—
Other	406	2,963
	370,151	352,963
Unamortized debt issuance costs related to senior secured notes	(6,265)	(6,474)
	363,886	346,489
Less: Current portion of long-term debt	95	1,662
	$363,791	$344,827

Senior Secured Notes
On September 15, 2016, the Company issued $350.0 million of senior secured notes due 2024 (the “Senior Notes”) under an unregistered private placement not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee our Credit Agreement (as defined below). Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1.

As of March 31, 2017, the estimated market value of the Senior Notes was $7.0 million more than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, we entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Credit Agreement, as amended, has an aggregate commitment of $375.0 million. We had outstanding borrowings under the Revolver of $19.7 million with net availability of $288.2 million as of March 31, 2017. The interest rate on outstanding borrowings was 4.25% as of March 31, 2017. We had $67.0 million in letters of credit outstanding under the Credit Agreement as of March 31, 2017.

The carrying value of the Revolver at March 31, 2017 approximates fair value as the Revolver contains a variable interest rate. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Other
Other long-term debt as of March 31, 2017 consists of a $0.4 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2017 and December 31, 2016. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of March 31, 2017 and December 31, 2016.

For the three months ended March 31, 2017, the Company’s effective tax rate was 20.6%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation of $0.8 million offset by state income tax expense. For the three months ended March 31, 2016, the effective tax rate was 36.8%, which varied from the federal statutory rate of 35% primarily due to state taxes and non-deductible costs related to the merger of BMHC and SBS (the “Merger”).

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

9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Restricted stock	$136	$692
Restricted stock units	817	879
Performance-based restricted stock units	187	2
Stock options	91	316
Stock based compensation	$1,231	$1,889
During the three months ended March 31, 2017, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2020. The grant date fair value of the performance-based restricted stock units was $21.35. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 158,402, based 50% upon the Company’s average return on invested capital (“ROIC”) over the three year period from January 1, 2017 through December 31, 2019 and 50% upon the Company’s cumulative adjusted earnings per share (“Adjusted EPS”) over the same three year period.
During the three months ended March 31, 2016, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2019. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company’s cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018.
10.    Segments
ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
Beginning January 1, 2017, the Company’s operating segments consist of the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions after the Company realigned certain of its markets, which resulted in the consolidation of the Company’s historical Mountain West division into the Intermountain division. Following the realignment, the CODM continues to review aggregate information to allocate resources and assess performance. Based on this, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions both before and after the realignment, the Company has aggregated its operating segments into one reportable segment, “Geographic divisions.”
In addition to our reportable segment, the Company’s consolidated results include “Other reconciling items.” Other reconciling items is comprised of our corporate activities and other income and expenses not allocated to the operating segments.
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three months ended March 31, 2017 and 2016. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended March 31, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$757,700	$178,197	$16,227	$47,403
Other reconciling items	—	—	586	(13,840)
	$757,700	$178,197	$16,813

	Three Months Ended March 31, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$727,418	$166,617	$15,606	$52,979
Other reconciling items	—	—	1,076	(19,270)
	$727,418	$166,617	$16,682
Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2017	2016
Income (loss) before income taxes	$4,717	$(10,696)
Interest expense	6,088	8,231
Depreciation and amortization	16,813	16,682
Merger and integration costs	4,441	2,836
Non-cash stock compensation expense	1,231	1,889
Acquisition costs	273	—
Impairment of assets	—	11,883
Inventory step-up charges	—	2,884
Adjusted EBITDA of other reconciling items	13,840	19,270
Adjusted EBITDA of geographic divisions reportable segment	$47,403	$52,979
11.    Earnings Per Share
Basic net income (loss) per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options, restricted stock and restricted stock unit awards are considered to be potential common shares. During periods of net loss, no effect is given to potential common shares as they are anti-dilutive. Performance-based restricted stock units are not included in the calculation of diluted EPS until they are contingently issuable.
The basic and diluted EPS calculations for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Income (loss) attributable to common stockholders	$3,744	$(6,756)

Weighted average common shares outstanding, basic	66,692	65,338
Effect of dilutive securities:
Restricted stock	83	—
Restricted stock units	178	—
Stock options	233	—
Weighted average common shares outstanding, diluted	67,186	65,338

Basic income (loss) per common share	$0.06	$(0.10)
Diluted income (loss) per common share	$0.06	$(0.10)

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. The number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 364,652.

	Three Months Ended March 31,
(in thousands)	2017	2016
Restricted stock	—	362
Restricted stock units	21	357
Stock options	303	1,222
12.    Subsequent Events
On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Texas Plywood & Lumber Company, Inc. (“TexPly”), a supplier of production millwork and doors in the Dallas-Fort Worth area, for a preliminary purchase price of $32.1 million, of which $2.5 million was deposited in an escrow account to fund post-closing adjustments and other indemnification obligations for a period of one year from the closing date of the acquisition. The Company funded the transaction through borrowings on the Company’s Revolver. For the year ended December 31, 2016, TexPly generated net sales of approximately $55.2 million.

The results of operations of TexPly will be included in the Company’s consolidated financial statements beginning on the acquisition date. Due to the timing of the close of the acquisition, the initial purchase accounting for the acquisition is incomplete and therefore, certain disclosures required by ASC 805, Business Combinations, have not been included. The Company is in the process of performing its valuation of the acquired assets and liabilities and currently anticipates a customer relationship intangible asset and goodwill, among other operating assets and liabilities, to be recognized as part of this acquisition.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2016 Annual Report on Form 10-K.
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

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact a housing market decline may have on our business, including the potential for impairment losses or the closing or idling of under-performing locations;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	the impact of pricing pressure from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the impact of changes in legislation and government policy;

•	the impact of unexpected changes in our tax provisions and adoption of new tax legislation;

•	our ability to utilize our net operating loss carryforwards;

•	the potential loss of significant customers or a reduction in the quantity of products they purchase;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	the impact of disruptions to our information technology systems;

•	cybersecurity risks;

•	risks related to the continued integration of Building Materials Holdings Corporation and Stock Building Supply Holdings, Inc. and successful operation of the post-merger company; and

•	our ability to operate on multiple ERP information systems and convert multiple systems to a single system.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2016 Annual Report on Form 10-K and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.
Overview
We are one of the nation’s leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products including millwork, doors, windows, structural components (such as engineered wood products (“EWP”)), floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services such as design, product specification, installation and installation management.

The 18 states in which we operate accounted for approximately 64% of 2016 U.S. single-family housing permits according to the U.S. Census Bureau. In these 18 states, we operate in 43 metropolitan areas.

Our net sales for the three months ended March 31, 2017 increased 4.2% compared to the prior year period. Our gross margin was 23.5% for the three months ended March 31, 2017 compared to 22.9% for the prior year period. We recorded income from operations of $10.5 million during the three months ended March 31, 2017 compared to a loss from operations of $3.9 million during the three months ended March 31, 2016. See further discussion in “-Operating Results” below.
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
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 6.4% for the three months ended March 31, 2017 as compared to the same period in the prior year.
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

	Three Months Ended March 31,
	2017 versus 2016	2017 average price
Framing lumber prices	20.1%	$383
Structural panel prices	10.6%	$387
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
Consolidation of large homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. We expect that our ability to maintain strong relationships with the larger builders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins as homebuilding recovers if the market share held by the production homebuilders continues to increase.

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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors & windows often generate higher gross margins relative to other products. Homebuilders often use structural components in order to realize increased efficiency and improved quality. We believe shortening cycle time from start to completion is a key goal of homebuilders during periods of strong consumer demand or limited availability of framing labor. As the residential new construction market continues to strengthen, we expect the use of structural components by homebuilders to increase.
Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: new single-family homebuilders, professional remodeling contractors and multi-family builders and light commercial builders. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family, multi-family and light commercial customers can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. As a result, sales are usually lower in the first and fourth quarters than in the second and third quarters.

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017		2016
Net sales	$757,700	100.0%	$727,418	100.0%
Cost of sales	579,503	76.5%	560,801	77.1%
Gross profit	178,197	23.5%	166,617	22.9%
Operating expenses:
Selling, general and administrative expenses	148,888	19.6%	141,781	19.5%
Depreciation expense	10,561	1.4%	8,792	1.2%
Amortization expense	3,821	0.5%	5,245	0.7%
Merger and integration costs	4,441	0.6%	2,836	0.4%
Impairment of assets	—	0.0%	11,883	1.6%
Income (loss) from operations	10,486	1.4%	(3,920)	(0.5)%
Other income (expense)
Interest expense	(6,088)	(0.8)%	(8,231)	(1.1)%
Other income, net	319	0.0%	1,455	0.2%
Income (loss) before income taxes	4,717	0.6%	(10,696)	(1.5)%
Income tax expense (benefit)	973	0.1%	(3,940)	(0.5)%
Net income (loss)	$3,744	0.5%	$(6,756)	(0.9)%
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Net sales
For the three months ended March 31, 2017, net sales increased $30.3 million, or 4.2%, to $757.7 million from $727.4 million during the three months ended March 31, 2016. The increase in net sales was primarily driven by the impact of commodity price inflation of approximately 2.8% and increased volume of approximately 1.4%. Excluding California and Houston, which experienced weather and macro-related year-over-year declines, respectively, the Company’s net sales increased 7.9%. We estimate approximately 73% of our net sales for the three months ended March 31, 2017 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 6.4% for the three months ended March 31, 2017 as compared to the same period in the prior year, while single-family houses completed increased approximately 11.5% during the same period.
The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$109,891	14.5%	$108,890	15.0%	0.9%
Lumber & lumber sheet goods	244,436	32.3%	213,532	29.4%	14.5%
Millwork, doors & windows	210,751	27.8%	217,987	30.0%	(3.3)%
Other building products & services	192,622	25.4%	187,009	25.6%	3.0%
Total net sales	$757,700	100.0%	$727,418	100.0%	4.2%
Cost of sales
For the three months ended March 31, 2017, cost of sales increased $18.7 million, or 3.3%, to $579.5 million from $560.8 million during the three months ended March 31, 2016. Cost of sales for the three months ended March 31, 2016 includes $2.9 million of expense incurred in relation to the sell-through of inventory which was stepped up in value in connection with the merger of SBS and BMHC. We estimate our cost of sales sold increased approximately 3.2% as a result of commodity cost inflation and 0.6% as a result of increased sales volumes, partially offset by a 0.5% decrease as a result of the sell-through of inventory which was stepped up in value.

Gross profit
For the three months ended March 31, 2017, gross profit increased $11.6 million, or 7.0%, to $178.2 million from $166.6 million for the three months ended March 31, 2016, driven primarily by increased sales volumes. Our gross margin was 23.5% for the three months ended March 31, 2017 and 22.9% for the three months ended March 31, 2016. Gross profit for the three months ended March 31, 2016 was impacted by $2.9 million, or 0.4% of net sales, in relation to the sell-through of inventory which was stepped up in value in connection with the Merger.
Operating expenses
For the three months ended March 31, 2017:

•
selling, general and administrative expenses were $148.9 million, up $7.1 million, or 5.0%, from $141.8 million for the three months ended March 31, 2016 related primarily to higher diesel fuel prices, costs associated with newly-opened facilities in Jacksonville, Florida and Cumming, Georgia, as well as other investments in staffing and capacity to serve expected increases in sales volumes.

•
depreciation expense was $10.6 million compared to $8.8 million for the three months ended March 31, 2016. This increase primarily relates to replacements and additions of delivery fleet, material handling equipment and operating equipment.

•	amortization expense was $3.8 million compared to $5.2 million for the three months ended March 31, 2016. This decrease resulted from certain intangible assets that became fully amortized.

•
the Company incurred $4.4 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees, compared to $2.8 million for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company recognized asset impairment charges of $11.9 million. During the first quarter of 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP (see Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.
Interest expense
For the three months ended March 31, 2017, interest expense was $6.1 million compared to $8.2 million for the prior year period. This decrease relates primarily to reduced borrowings under the Revolver and a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.
Other income, net
For the three months ended March 31, 2017, other income, net decreased $1.1 million compared to the prior year period. This decrease primarily relates to $1.0 million of insurance proceeds received during the three months ended March 31, 2016 related to a fire at one of the Company’s facilities during 2015.
Income tax
For the three months ended March 31, 2017, income tax expense was $1.0 million compared to an income tax benefit of $3.9 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 20.6%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation of $0.8 million offset by state income tax expense. The effective tax rate for the three months ended March 31, 2016 was 36.8%, which varied from the federal statutory rate of 35% primarily due to state income taxes and non-deductible Merger-related costs.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2017 and 2016, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows, proceeds from the September 2016 issuance of the Senior Notes and borrowings under our Revolver.
Our liquidity at March 31, 2017 was $293.0 million, which includes $4.8 million in cash and cash equivalents and $288.2 million of unused borrowing capacity under our Revolver.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $390.1 million and $364.1 million as of March 31, 2017 and December 31, 2016, respectively, as summarized in the following table:

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$4,778	$8,917
Accounts receivable, net of allowances	343,246	313,304
Inventories, net	294,851	272,276
Other current assets	72,717	72,445
Accounts payable, accrued expenses and other current liabilities	(316,157)	(291,657)
Current portion of long-term debt and capital lease obligations	(9,327)	(11,155)
Total net current assets	$390,108	$364,130

Accounts receivable, net, increased $29.9 million from December 31, 2016 to March 31, 2017 primarily due to seasonal increases in sales and an increase in days sales outstanding (measured against net sales in the current fiscal quarter of each period) from 38 days at December 31, 2016 to 41 days at March 31, 2017.

Inventories, net, increased $22.6 million from December 31, 2016 to March 31, 2017 and inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) increased from 43 days at December 31, 2016 to 46 days at March 31, 2017 primarily due to commodity price inflation and seasonal increases in inventory purchases in advance of the peak residential construction season.

Accounts payable, accrued expenses and other current liabilities increased $24.5 million from December 31, 2016 to March 31, 2017 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.
Cash flows from operating activities
Net cash (used in) provided by operating activities was $(3.9) million and $13.6 million for the three months ended March 31, 2017 and 2016, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income (loss)	$3,744	$(6,756)
Non-cash expenses	18,258	21,438
Change in deferred income taxes	760	(5,521)
Impairment of assets	—	11,883
Change in working capital and other assets and liabilities	(26,668)	(7,415)
Net cash (used in) provided by operating activities	$(3,906)	$13,629
Net cash used in operating activities increased by $17.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the following:

•	Net income (loss) increased by $10.5 million as discussed in “-Operating Results” above.

•	Non-cash expenses declined by $3.2 million primarily as a result of the amortization of inventory step-up charges of $2.9 million during the three months ended March 31, 2016.

•	The Company recognized asset impairment charges of $11.9 million during the three months ended March 31, 2016 related to the New ERP as discussed in “-Operating Results” above.

•
The change in deferred income taxes during the three months ended March 31, 2017 and 2016 was due to a reduction in the timing differences between our income (loss) before income taxes under GAAP and our taxable income. The reduction in timing differences primarily resulted from a larger increase in depreciation expense for GAAP than for income tax purposes.

•
Cash outflows from changes in working capital and other assets and liabilities of $26.7 million and $7.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively, relate primarily to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “- Net current assets” above for further discussion.

Cash flows from investing activities
Net cash used in investing activities was $16.5 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016
Purchases of property, equipment and real estate	$(10,662)	$(5,471)
Purchase of business	(6,693)	—
Proceeds from sale of property, equipment and real estate	866	217
Insurance proceeds	—	1,003
Net cash used in investing activities	$(16,489)	$(4,251)
Cash used for the purchase of property and equipment for the three months ended March 31, 2017 and 2016 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
In March 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Code Plus, a manufacturer of structural components located in Martinsburg, West Virginia, for a preliminary purchase price of $7.1 million, less an initial holdback of $0.4 million.
During the three months ended March 31, 2016, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $1.0 million related to property, plant and equipment damaged in the fire.
Cash flows from financing activities
Net cash provided by (used in) financing activities was $16.3 million and $(6.1) million for the three months ended March 31, 2017 and 2016, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net borrowings (repayments) on Revolver	$19,745	$(708)
Payments on capital lease obligations and other notes	(5,224)	(3,976)
Other financing activities, net	1,735	(1,419)
Net cash provided by (used in) financing activities	$16,256	$(6,103)
The Company made net borrowings of $19.7 million on the Revolver during the three months ended March 31, 2017, a portion of which was used to fund the acquisition of Code Plus during March 2017.
Payments on capital lease obligations and other notes increased by $1.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due primarily to new financing of handling equipment to support higher sales volumes as well as one-time payments during the three months ended March 31, 2017 related to the payoff of certain other notes.
Proceeds from the exercise of stock options, which are included in other financing activities, net, were $2.5 million for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016. Additionally, other financing activities for the three months ended March 31, 2017 and 2016 include net repayments of secured borrowings, purchases of treasury shares and debt issuance costs.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2017 capital expenditures to be approximately $60.0 million to $70.0 million (including the incurrence of capital lease obligations) primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations. For the three months ended March 31, 2017, capital expenditures, including the incurrence of capital lease obligations, were $12.4 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes under an unregistered private placement not subject to the registration requirements of the Securities Act. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants as of March 31, 2017.

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into the Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement, as amended, which includes the Revolver, has an aggregate commitment of $375.0 million and a letters of credit sublimit of $100.0 million. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.75% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.75% based on Revolver availability).
The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (1) $33.3 million and (2) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2017. We were in compliance with all covenants as of March 31, 2017.
We had outstanding borrowings of $19.7 million with net availability of $288.2 million as of March 31, 2017. We had $67.0 million in letters of credit outstanding under the Credit Agreement as of March 31, 2017.

Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver increased to $19.7 million at March 31, 2017 from $0 million at December 31, 2016.

During the three months ended March 31, 2017, the Company acquired assets under capital leases totaling $1.8 million.

The Company was obligated under certain purchase commitments totaling approximately $27.3 million at March 31, 2017 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles and a commitment for a subscription related to the New ERP.

Off-Balance Sheet Arrangements
At March 31, 2017 and December 31, 2016, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently issued accounting pronouncements
See Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
Critical Accounting Policies
There have been no significant material changes to the critical accounting policies as disclosed in the Company’s 2016 Annual Report on Form 10-K.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant material changes to the market risks as disclosed in the Company’s 2016 Annual Report on Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Consistent with the year ended December 31, 2016, the Company maintained two primary ERP systems during the three months ended March 31, 2017. During 2016, the Company made the decision to integrate all operations under the Legacy SBS ERP system and to discontinue use of the New ERP, and began implementing the Legacy SBS ERP system at Legacy BMHC locations and newly opened or acquired locations.

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
ITEM 1A    RISK FACTORS
There have been no material changes to our risk factors from the risk factors disclosed in our 2016 Annual Report on Form 10-K. The risks described in our 2016 Annual Report on Form 10-K, in addition to the other information set forth in this report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 28, 2017, a total of 64,930 non-qualified stock options were exercised by a former employee at an exercise price of $0.97 per share, resulting in the issuance of 64,930 shares of common stock. The stock options were granted prior to the Company’s initial public offering and therefore, the shares underlying the stock options were not part of the Company’s 2013 Incentive Plan. The shares were issued in reliance upon Section 4(a)(2) of the Securities Act of 1933.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.l	Amended and Restated Employment Agreement, dated as of February 21, 2017, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc.
10.2	Employment Agreement, dated as of January 7, 2017, by and between Michael P. McGaugh and BMC Stock Holdings, Inc.
31.1	Certification by Peter C. Alexander, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date: May 8, 2017	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)