Form 10-Q
period 2017-06-30
BMC STOCK HOLDINGS, INC.
filed 2017-08-08
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at August 7, 2017 was 66,958,584 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7,341	$8,917
Accounts receivable, net of allowances	370,594	313,304
Inventories, net	315,823	272,276
Costs in excess of billings on uncompleted contracts	25,963	26,373
Income taxes receivable	—	2,437
Prepaid expenses and other current assets	53,821	43,635
Total current assets	773,542	666,942
Property and equipment, net of accumulated depreciation	302,050	286,741
Deferred income taxes	—	550
Customer relationship intangible assets, net of accumulated amortization	173,138	164,191
Other intangible assets, net of accumulated amortization	2,356	3,024
Goodwill	262,077	254,832
Other long-term assets	18,669	18,734
Total assets	$1,531,832	$1,395,014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$202,743	$165,540
Accrued expenses and other liabilities	91,937	88,786
Billings in excess of costs on uncompleted contracts	19,831	15,691
Income taxes payable	2,697	—
Interest payable	4,944	5,619
Current portion:
Long-term debt and capital lease obligations	8,704	11,155
Insurance reserves	14,494	16,021
Total current liabilities	345,350	302,812
Insurance reserves	38,315	39,184
Long-term debt	410,952	344,827
Long-term portion of capital lease obligations	18,531	20,581
Deferred income taxes	3,605	—
Other long-term liabilities	7,511	7,009
Total liabilities	824,264	714,413
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.1 million and 66.8 million shares issued, and 66.9 million and 66.7 million outstanding at June 30, 2017 and December 31, 2016, respectively	671	668
Additional paid-in capital	655,217	649,280
Retained earnings	54,522	33,182
Treasury stock, at cost, 0.2 million and 0.1 million shares at June 30, 2017 and December 31, 2016, respectively	(2,842)	(2,529)
Total stockholders' equity	707,568	680,601
Total liabilities and stockholders' equity	$1,531,832	$1,395,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$886,375	$797,547	$1,644,075	$1,524,965
Cost of sales	674,688	605,892	1,254,191	1,166,693
Gross profit	211,687	191,655	389,884	358,272

Selling, general and administrative expenses	157,789	139,897	306,677	281,678
Depreciation expense	10,941	9,290	21,502	18,082
Amortization expense	4,100	5,288	7,921	10,533
Merger and integration costs	6,324	3,597	10,765	6,433
Impairment of assets	26	—	26	11,883
	179,180	158,072	346,891	328,609
Income from operations	32,507	33,583	42,993	29,663
Other income (expense)
Interest expense	(6,495)	(8,121)	(12,583)	(16,352)
Other income, net	964	1,411	1,283	2,866
Income before income taxes	26,976	26,873	31,693	16,177
Income tax expense	9,380	8,891	10,353	4,951
Net income	$17,596	$17,982	$21,340	$11,226

Weighted average common shares outstanding
Basic	66,927	65,839	66,810	65,589
Diluted	67,394	66,417	67,290	66,137

Net income per common share
Basic	$0.26	$0.27	$0.32	$0.17
Diluted	$0.26	$0.27	$0.32	$0.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$21,340	$11,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26,450	23,288
Amortization of intangible assets	7,921	10,533
Amortization of debt issuance costs	842	1,846
Deferred income taxes	4,155	(1,975)
Non-cash stock compensation expense	3,385	3,693
Loss (gain) on sale of property, equipment and real estate	280	(372)
Impairment of assets	26	11,883
Amortization of inventory step-up charges	—	2,884
Gain on insurance proceeds	—	(1,003)
Other non-cash adjustments	419	92
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(51,197)	(40,188)
Inventories, net	(39,017)	(26,295)
Accounts payable	37,088	40,579
Other assets and liabilities	(468)	3,197
Net cash provided by operating activities	11,224	39,388
Cash flows from investing activities
Purchases of property, equipment and real estate	(34,782)	(19,522)
Purchases of businesses, net of cash acquired	(38,737)	—
Proceeds from sale of property, equipment and real estate	1,038	964
Insurance proceeds	—	1,151
Net cash used in investing activities	(72,481)	(17,407)
Cash flows from financing activities
Proceeds from revolving line of credit	485,388	790,535
Repayments of proceeds from revolving line of credit	(418,666)	(813,791)
Principal payments on other notes	(2,580)	(2,501)
Payments on capital lease obligations	(5,259)	(4,268)
Proceeds from issuance of common stock, net of offering costs	—	13,614
Other financing activities, net	798	(655)
Net cash provided by (used in) financing activities	59,681	(17,066)
Net (decrease) increase in cash and cash equivalents	(1,576)	4,915
Cash and cash equivalents
Beginning of period	8,917	1,089
End of period	$7,341	$6,004

Supplemental disclosure of non-cash investing and financing transactions
Assets acquired under capital lease obligations	2,481	3,248
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
Reclassifications
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
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”) issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016, Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) issued in December 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore, the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method. We expect to adopt the standard on January 1, 2018 using the modified retrospective transition method, which recognizes the cumulative effect of initially applying the standard in retained earnings on the date of adoption, with the option to utilize certain practical expedients as defined in Topic 606. We are continuing to evaluate the impact of the standard on our financial statements, but based on our preliminary assessment, we believe that contracts with a service element may be impacted as we identify the promised goods and services (performance obligations) within our construction services contracts, which could impact the timing of revenue recognition. Currently, we expect the timing of revenue recognition for our building products contracts to be similar to the current timing. We also continue to evaluate the disclosure requirements of the standard, which are expected to be significant and incremental to the current disclosures. As we continue to evaluate the standard and finalize our assessment, our current conclusions are subject to change.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. ASU 2017-09 is effective for the Company’s annual and interim periods beginning on January 1, 2018, with early adoption permitted. ASU 2017-09 is to be applied prospectively to an award modified on or after the adoption date. The adoption of the standard is not expected to have a material impact on our financial statements.

3.    Acquisitions
For all acquisitions, we allocate the purchase price to assets acquired and liabilities assumed as of the date of acquisition based on the estimated fair values at the date of acquisition. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows and useful lives. When necessary, we engage third-party valuation firms to assist us in determining fair values of acquired assets and assumed liabilities.

Acquisition of Code Plus Components, LLC
On March 27, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Code Plus Components, LLC (“Code Plus”), a manufacturer of structural components located in Martinsburg, West Virginia, for a preliminary purchase price of $7.1 million. This acquisition allowed the Company to add truss manufacturing capability to its value-added offerings in the Washington, DC metro area. The purchase price includes an initial holdback of $0.4 million due to the sellers one year from the closing date. The holdback amount may be reduced under certain circumstances. Additionally, the acquisition includes an earnout provision which would require the Company to pay the sellers up to an additional $0.8 million upon the acquired operations achieving certain performance targets from the acquisition date through December 31, 2018. The Company funded the transaction through borrowings on the Company’s revolving line of credit.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of Code Plus are included in the Company’s consolidated financial statements beginning on the acquisition date. During the three months ended June 30, 2017, the Company recorded an adjustment which reduced the customer relationship intangible asset and increased goodwill by $1.1 million. After the adjustment, the preliminary purchase price allocation resulted in the initial recognition of goodwill of $3.4 million, a customer relationship intangible asset of $2.3 million and a non-compete agreement intangible asset of $0.5 million, as well as other operating assets and liabilities. The customer relationship intangible asset and non-compete agreement intangible asset have useful lives of 12 years and 5 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

For the year ended December 31, 2016, Code Plus generated net sales of approximately $14.2 million. The Company incurred transaction costs of $0 and $0.1 million for the three and six months ended June 30, 2017, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Acquisition of Texas Plywood & Lumber Company, Inc.
On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Texas Plywood & Lumber Company, Inc. (“TexPly”), a supplier of production millwork and doors in the Dallas-Fort Worth area, for a preliminary purchase price of $32.0 million, of which $2.5 million was deposited in an escrow account to fund post-closing adjustments and other indemnification obligations for a period of one year from the closing date of the acquisition. This acquisition enhances the Company’s value-added offerings and footprint in the Dallas-Fort Worth market.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of TexPly are included in the Company’s consolidated financial statements beginning on the acquisition date. The preliminary purchase price allocation resulted in the initial recognition of goodwill of $3.8 million, a customer relationship intangible asset of $13.4 million, accounts receivable of $5.2 million, inventory of $4.0 million and real property of $5.4 million, as well as other operating assets and liabilities. The customer relationship intangible asset has a useful life of 13 years. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

For the year ended December 31, 2016, TexPly generated net sales of approximately $55.2 million. The Company incurred transaction costs of $0 and $0.2 million for the three and six months ended June 30, 2017, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

The purchase price allocations of Code Plus and TexPly are preliminary and based upon all information available to the Company at the present time, and are subject to change. The Company is in process of finalizing its valuation of the acquired intangible assets, property and equipment and inventory and therefore, the initial purchase accounting is not complete. As we receive additional information during the measurement periods, the fair values assigned to the assets and liabilities may be adjusted.

Net sales and estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2017 were $19.2 million and $1.1 million, respectively. Net sales and estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 were $19.5 million and $1.1 million, respectively. The impact of the acquisitions was not considered significant for the reporting of pro forma financial information.

4.    Accounts Receivable
Accounts receivable consist of the following at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Trade receivables	$382,183	$323,725
Allowance for doubtful accounts	(4,255)	(4,162)
Other allowances	(7,334)	(6,259)
	$370,594	$313,304
5.    Impairment of BMHC ERP System
During 2013, Building Materials Holding Corporation (“BMHC” or “Legacy BMHC”) selected a new third-party software vendor for its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. BMHC also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Stock Building Supply Holdings, Inc. (“SBS” and the “Legacy SBS ERP system”) and to discontinue use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its unaudited condensed consolidated statement of operations for the six months ended June 30, 2016 related to capitalized software development costs for New ERP functionality that the Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

The Company continues to be obligated under non-cancellable license and service contracts related to the New ERP. During June 2017, the Company determined that it had ceased receiving economic benefit from these contracts. In accordance with ASC 420, Exit or Disposal Cost Obligations, as of the cease use date, the Company recognized approximately $2.8 million of expense within merger and integration costs in its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017, consisting of the recognition of a liability of $2.1 million within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets for future contractual payments and the acceleration of expense recognition of unamortized prepaid costs of $0.7 million.

6.    Debt
Long-term debt as of June 30, 2017 and December 31, 2016 consists of the following:

(in thousands)	June 30, 2017	December 31, 2016
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	66,722	—
Other	383	2,963
	417,105	352,963
Unamortized debt issuance costs related to senior secured notes	(6,057)	(6,474)
	411,048	346,489
Less: Current portion of long-term debt	96	1,662
	$410,952	$344,827

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

As of June 30, 2017, the estimated market value of the Senior Notes was $16.6 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, we entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Credit Agreement, as amended, has an aggregate commitment of $375.0 million. We had outstanding borrowings under the Revolver of $66.7 million with net availability of $241.3 million as of June 30, 2017. The weighted average interest rate on outstanding LIBOR Rate borrowings of $50.0 million was 2.44% and the interest rate on Base Rate borrowings of $16.7 million was 4.50% as of June 30, 2017. We had $67.0 million in letters of credit outstanding under the Credit Agreement as of June 30, 2017.

The carrying value of the Revolver at June 30, 2017 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Other
Other long-term debt as of June 30, 2017 consists of a $0.4 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2017 and December 31, 2016. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of June 30, 2017 and December 31, 2016.

For the three and six months ended June 30, 2017, the Company’s effective tax rate was 34.8% and 32.7%, respectively, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three and six months ended June 30, 2016, the effective tax rate was 33.1% and 30.6%, respectively, which varied from the federal statutory rate of 35% primarily due to the excess tax windfall benefit from stock compensation and the Manufacturing Deduction.

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

9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Restricted stock	$90	$284	$226	$976
Restricted stock units	1,600	1,136	2,417	2,015
Performance-based restricted stock units	378	121	565	123
Stock options	86	263	177	579
Stock based compensation	$2,154	$1,804	$3,385	$3,693
During the six months ended June 30, 2017, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2020. The weighted average grant date fair value of the performance-based restricted stock units was $21.94. Currently, the number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 249,804, based 50% upon the Company’s average return on invested capital (“ROIC”) over the three year period from January 1, 2017 through December 31, 2019 and 50% upon the Company’s cumulative adjusted earnings per share (“Adjusted EPS”) over the same three year period.
During the six months ended June 30, 2016, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2019. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company’s cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018.
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
The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and six months ended June 30, 2017 and 2016. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended June 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$886,375	$211,687	$16,944	$71,321
Other reconciling items	—	—	614	(11,744)
	$886,375	$211,687	$17,558

	Three Months Ended June 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$797,547	$191,655	$15,945	$67,717
Other reconciling items	—	—	1,194	(10,183)
	$797,547	$191,655	$17,139

	Six Months Ended June 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,644,075	$389,884	$33,171	$118,724
Other reconciling items	—	—	1,200	(25,584)
	$1,644,075	$389,884	$34,371

	Six Months Ended June 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,524,965	$358,272	$31,551	$120,696
Other reconciling items	—	—	2,270	(29,453)
	$1,524,965	$358,272	$33,821
Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income before income taxes	$26,976	$26,873	$31,693	$16,177
Interest expense	6,495	8,121	12,583	16,352
Depreciation and amortization	17,558	17,139	34,371	33,821
Merger and integration costs	6,324	3,597	10,765	6,433
Non-cash stock compensation expense	2,154	1,804	3,385	3,693
Acquisition costs	44	—	317	—
Impairment of assets	26	—	26	11,883
Inventory step-up charges	—	—	—	2,884
Adjusted EBITDA of other reconciling items	11,744	10,183	25,584	29,453
Adjusted EBITDA of geographic divisions reportable segment	$71,321	$67,717	$118,724	$120,696

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
The basic and diluted EPS calculations for the three and six months ended June 30, 2017 and 2016 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Income attributable to common stockholders	$17,596	$17,982	$21,340	$11,226

Weighted average common shares outstanding, basic	66,927	65,839	66,810	65,589
Effect of dilutive securities:
Restricted stock	61	229	72	258
Restricted stock units	210	117	194	66
Stock options	196	232	214	224
Weighted average common shares outstanding, diluted	67,394	66,417	67,290	66,137

Basic income per common share	$0.26	$0.27	$0.32	$0.17
Diluted income per common share	$0.26	$0.27	$0.32	$0.17
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of June 30, 2017, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 456,054.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Restricted stock units	66	27	66	27
Stock options	1	577	1	577

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
Overview
We are one of the leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products including millwork, doors, windows, structural components (such as engineered wood products (“EWP”)), floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services such as design, product specification, installation and installation management.

The 18 states in which we operate accounted for approximately 64% of 2016 U.S. single-family housing permits according to the U.S. Census Bureau. In these 18 states, we operate in 43 metropolitan areas.

Our net sales for the three months ended June 30, 2017 increased 11.1% compared to the prior year period. Our gross margin was 23.9% for the three months ended June 30, 2017 compared to 24.0% for the prior year period. We recorded income from operations of $32.5 million during the three months ended June 30, 2017 compared to $33.6 million during the three months ended June 30, 2016. See further discussion in “-Operating Results” below.
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
Acquisitions
On March 27, 2017, the Company completed the acquisition of Code Plus, a truss manufacturer located in Martinsburg, West Virginia serving the Washington DC market, for a preliminary purchase price of $7.1 million. On April 3, 2017, the Company completed the acquisition of TexPly, a supplier of production millwork and doors in the Dallas-Fort Worth area, for a preliminary purchase price of $32.0 million.
Approximately $19.2 million and $19.5 million of the sales increase for the three and six months ended June 30, 2017, respectively, compared to the prior year period is a result of the Code Plus and TexPly acquisitions.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 10.5% for the three months ended June 30, 2017 as compared to the same period in the prior year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 versus 2016	2017 average price	2017 versus 2016	2017 average price
Framing lumber prices	18.2%	$415	19.1%	$399
Structural panel prices	12.5%	$415	11.4%	$401
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

Our ability to control expenses
We pay close attention to managing our working capital and operating expenses. We employ a LEAN process operating philosophy, which encourages continuous improvement in our core processes to minimize waste, improve customer service, increase expense productivity, improve working capital and maximize profitability and cash flow. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and have implemented GPS-enabled telematics technology across our delivery fleet to improve customer service and improve productivity of our shipping and handling costs.
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
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2017		2016		2017		2016
Net sales	$886,375	100.0%	$797,547	100.0%	$1,644,075	100.0%	$1,524,965	100.0%
Cost of sales	674,688	76.1%	605,892	76.0%	1,254,191	76.3%	1,166,693	76.5%
Gross profit	211,687	23.9%	191,655	24.0%	389,884	23.7%	358,272	23.5%
Operating expenses:
Selling, general and administrative expenses	157,789	17.8%	139,897	17.5%	306,677	18.7%	281,678	18.5%
Depreciation expense	10,941	1.2%	9,290	1.2%	21,502	1.3%	18,082	1.2%
Amortization expense	4,100	0.5%	5,288	0.7%	7,921	0.5%	10,533	0.7%
Merger and integration costs	6,324	0.7%	3,597	0.5%	10,765	0.7%	6,433	0.4%
Impairment of assets	26	0.0%	—	0.0%	26	0.0%	11,883	0.8%
Income from operations	32,507	3.7%	33,583	4.2%	42,993	2.6%	29,663	1.9%
Other income (expense)
Interest expense	(6,495)	(0.7)%	(8,121)	(1.0)%	(12,583)	(0.8)%	(16,352)	(1.1)%
Other income, net	964	0.1%	1,411	0.2%	1,283	0.1%	2,866	0.2%
Income before income taxes	26,976	3.0%	26,873	3.4%	31,693	1.9%	16,177	1.1%
Income tax expense	9,380	1.1%	8,891	1.1%	10,353	0.6%	4,951	0.3%
Net income	$17,596	2.0%	$17,982	2.3%	$21,340	1.3%	$11,226	0.7%
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net sales
For the three months ended June 30, 2017, net sales increased $88.8 million, or 11.1%, to $886.4 million from $797.5 million during the three months ended June 30, 2016. The increase in net sales was primarily driven by increased volume of approximately 5.5% related to existing operations and the impact of commodity price inflation of approximately 3.2%, while the acquisitions of Code Plus and TexPly increased net sales by approximately 2.4%. We estimate approximately 75% of our net sales for the three months ended June 30, 2017 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 10.5% for the three months ended June 30, 2017 as compared to the same period in the prior year, while single-family houses completed increased approximately 9.9% during the same period. Increases in net sales from Texas accounted for the majority of the total increase in net sales for the three months ended June 30, 2017, while the Company experienced a decrease in net sales in California and Georgia of less than 1% of overall net sales.

The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$138,306	15.6%	$121,187	15.2%	14.1%
Lumber & lumber sheet goods	290,499	32.8%	244,830	30.7%	18.7%
Millwork, doors & windows	240,999	27.2%	228,423	28.6%	5.5%
Other building products & services	216,571	24.4%	203,107	25.5%	6.6%
Total net sales	$886,375	100.0%	$797,547	100.0%	11.1%
Cost of sales
For the three months ended June 30, 2017, cost of sales increased $68.8 million, or 11.4%, to $674.7 million from $605.9 million during the three months ended June 30, 2016. We estimate our cost of sales increased approximately 5.0% as a result of increased sales volumes and 4.1% as a result of commodity cost inflation, while the acquisitions of Code Plus and TexPly increased our cost of sales by approximately 2.3%.
Gross profit
For the three months ended June 30, 2017, gross profit increased $20.0 million, or 10.5%, to $211.7 million from $191.7 million for the three months ended June 30, 2016, driven primarily by increased sales volumes. Our gross margin was 23.9% for the three months ended June 30, 2017 and 24.0% for the three months ended June 30, 2016. This decrease primarily related to a decline in gross margin in the lumber & lumber sheet goods product category, and a higher percentage of total net sales being derived from lumber & lumber sheet goods. These decreases were partially offset by approximately $2.3 million of synergies within cost of sales related to the merger of BMHC and SBS (the “Merger”).
Operating expenses
For the three months ended June 30, 2017:

•
selling, general and administrative expenses were $157.8 million, up $17.9 million, or 12.8%, from $139.9 million for the three months ended June 30, 2016. Approximately $4.3 million of this increase related to health care and casualty insurance costs, primarily due to unusually low expense during the three months ended June 30, 2016, while the remaining increase was primarily due to $4.1 million of selling, general and administrative expenses of TexPly and Code Plus, costs associated with four newly-opened facilities, higher diesel fuel prices, as well as variable costs to serve higher sales volumes related to existing operations.

•
depreciation expense was $10.9 million compared to $9.3 million for the three months ended June 30, 2016. This increase primarily relates to replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $4.1 million compared to $5.3 million for the three months ended June 30, 2016. This decrease resulted from certain intangible assets that became fully amortized, partially offset by the amortization of intangible assets acquired in the Code Plus and TexPly acquisitions.

•
the Company incurred $6.3 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees, compared to $3.6 million for the three months ended June 30, 2016. This increase primarily relates to approximately $2.8 million of expense recognized during the three months ended June 30, 2017 related to the discontinuance of the New ERP (see Note 5 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further description of the New ERP).

Interest expense
For the three months ended June 30, 2017, interest expense was $6.5 million compared to $8.1 million for the three months ended June 30, 2016. This decrease relates primarily to reduced borrowings under the Revolver and a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively.
Other income, net
For the three months ended June 30, 2017, other income, net decreased $0.4 million compared to the three months ended June 30, 2016. This decrease primarily relates to insurance proceeds received during the three months ended June 30, 2016 related to a fire at one of the Company’s facilities during 2015.
Income tax
For the three months ended June 30, 2017, income tax expense was $9.4 million compared to $8.9 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 was 34.8%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction. The effective tax rate for the three months ended June 30, 2016 was 33.1%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net sales
For the six months ended June 30, 2017, net sales increased $119.1 million, or 7.8%, to $1,644.1 million from $1,525.0 million during the six months ended June 30, 2016. The increase in net sales was primarily driven by increased volume of approximately 3.5% related to existing operations and the impact of commodity price inflation of approximately 3.0%, while the acquisitions of Code Plus and TexPly increased net sales by approximately 1.3%. We estimate approximately 74% of our net sales for the six months ended June 30, 2017 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 9.0% for the six months ended June 30, 2017 as compared to the same period in the prior year, while single-family houses completed increased approximately 10.6% during the same period. Increases in net sales from Texas accounted for the majority of the total increase in net sales for the six months ended June 30, 2017, while the Company experienced a decrease in net sales in California and Georgia of less than 1% of overall net sales.
The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$248,197	15.1%	$230,077	15.1%	7.9%
Lumber & lumber sheet goods	534,935	32.5%	458,362	30.1%	16.7%
Millwork, doors & windows	451,750	27.5%	446,410	29.3%	1.2%
Other building products & services	409,193	24.9%	390,116	25.5%	4.9%
Total net sales	$1,644,075	100.0%	$1,524,965	100.0%	7.8%
Cost of sales
For the six months ended June 30, 2017, cost of sales increased $87.5 million, or 7.5%, to $1,254.2 million from $1,166.7 million during the six months ended June 30, 2016. Cost of sales for the six months ended June 30, 2016 includes $2.9 million of expense incurred in relation to the sell-through of inventory which was stepped up in value in connection with the Merger. We estimate our cost of sales increased approximately 3.6% as a result of commodity cost inflation, 2.9% as a result of increased sales volumes related to existing operations and 1.2% related to the acquisitions of Code Plus and TexPly, partially offset by a 0.2% decrease as a result of the sell-through of inventory which was stepped up in value.

Gross profit
For the six months ended June 30, 2017, gross profit increased $31.6 million, or 8.8%, to $389.9 million from $358.3 million for the six months ended June 30, 2016, driven primarily by increased sales volumes. Our gross margin was 23.7% for the six months ended June 30, 2017 and 23.5% for the six months ended June 30, 2016. Gross profit for the six months ended June 30, 2016 was impacted by $2.9 million, or 0.2% of net sales, in relation to the sell-through of inventory which was stepped up in value in connection with the Merger. Furthermore, gross profit increased approximately $6.9 million as a result of Merger-related synergies within cost of sales, which was partially offset by a lower percentage of total net sales being derived from millwork, doors & windows.
Operating expenses
For the six months ended June 30, 2017:

•
selling, general and administrative expenses were $306.7 million, up $25.0 million, or 8.9%, from $281.7 million for the six months ended June 30, 2016. Approximately $4.1 million of this increase related to selling, general and administrative expenses of TexPly and Code Plus, while the remaining increase was primarily due to costs associated with four newly-opened facilities, higher diesel fuel prices, as well as variable costs to serve higher sales volumes.

•
depreciation expense was $21.5 million compared to $18.1 million for the six months ended June 30, 2016. This increase primarily relates to replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $7.9 million compared to $10.5 million for the six months ended June 30, 2016. This decrease resulted from certain intangible assets that became fully amortized, partially offset by the amortization of intangible assets acquired in the Code Plus and TexPly acquisitions.

•
the Company incurred $10.8 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees, compared to $6.4 million for the six months ended June 30, 2016. This increase primarily relates to approximately $2.8 million of expense recognized during the six months ended June 30, 2017 related to the discontinuance of the New ERP (see Note 5 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further description of the New ERP).

During the six months ended June 30, 2016, the Company recognized asset impairment charges of $11.9 million. During the first quarter of 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP (see Note 5 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the unaudited condensed consolidated balance sheets.
Interest expense
For the six months ended June 30, 2017, interest expense was $12.6 million compared to $16.4 million for the six months ended June 30, 2016. This decrease relates primarily to reduced borrowings under the Revolver and a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.8 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.
Other income, net
For the six months ended June 30, 2017, other income, net decreased $1.6 million compared to the six months ended June 30, 2016. This decrease primarily relates to insurance proceeds received during the six months ended June 30, 2016 related to a fire at one of the Company’s facilities during 2015.

Income tax
For the six months ended June 30, 2017, income tax expense was $10.4 million compared to $5.0 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 32.7%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction. The effective tax rate for the six months ended June 30, 2016 was 30.6%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.
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
Our liquidity at June 30, 2017 was $248.6 million, which includes $7.3 million in cash and cash equivalents and $241.3 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $428.2 million and $364.1 million as of June 30, 2017 and December 31, 2016, respectively, as summarized in the following table:

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$7,341	$8,917
Accounts receivable, net of allowances	370,594	313,304
Inventories, net	315,823	272,276
Other current assets	79,784	72,445
Accounts payable, accrued expenses and other current liabilities	(336,646)	(291,657)
Current portion of long-term debt and capital lease obligations	(8,704)	(11,155)
Total net current assets	$428,192	$364,130

Accounts receivable, net, increased $57.3 million from December 31, 2016 to June 30, 2017 primarily due to seasonal increases in sales. Days sales outstanding (measured against net sales in the current fiscal quarter of each period) were 38 days at December 31, 2016 and June 30, 2017.

Inventories, net, increased $43.5 million from December 31, 2016 to June 30, 2017 primarily due to commodity price inflation and seasonal increases in inventory purchases. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) decreased from 43 days at December 31, 2016 to 42 days at June 30, 2017.

Accounts payable, accrued expenses and other current liabilities increased $45.0 million from December 31, 2016 to June 30, 2017 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $11.2 million and $39.4 million for the six months ended June 30, 2017 and 2016, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net income	$21,340	$11,226
Non-cash expenses	39,297	40,961
Change in deferred income taxes	4,155	(1,975)
Impairment of assets	26	11,883
Change in working capital and other assets and liabilities	(53,594)	(22,707)
Net cash provided by operating activities	$11,224	$39,388
Net cash provided by operating activities declined by $28.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to the following:

•	Net income increased by $10.1 million as discussed in “-Operating Results” above.

•	Non-cash expenses declined by $1.7 million primarily as a result of the amortization of inventory step-up charges of $2.9 million during the six months ended June 30, 2016.

•
The change in deferred income taxes during the six months ended June 30, 2017 and 2016 was primarily due to increases in the timing differences of capital lease obligations and accrued bonuses between our income before income taxes under GAAP and our taxable income.

•	The Company recognized asset impairment charges of $11.9 million during the six months ended June 30, 2016 related to the New ERP as discussed in “-Operating Results” above.

•
Cash outflows from changes in working capital and other assets and liabilities of $53.6 million and $22.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively, relate primarily to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “- Net current assets” above for further discussion.

Cash flows from investing activities
Net cash used in investing activities was $72.5 million and $17.4 million for the six months ended June 30, 2017 and 2016, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2017	2016
Purchases of property, equipment and real estate	$(34,782)	$(19,522)
Purchases of businesses, net of cash acquired	(38,737)	—
Proceeds from sale of property, equipment and real estate	1,038	964
Insurance proceeds	—	1,151
Net cash used in investing activities	$(72,481)	$(17,407)
Cash used for the purchase of property and equipment for the six months ended June 30, 2017 and 2016 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Purchases of businesses, net of cash acquired, of $38.7 million relate to the acquisitions of Code Plus and TexPly discussed in “-Factors Affecting our Operating Results” above.
During the six months ended June 30, 2016, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $1.2 million related to property, plant and equipment damaged in the fire.

Cash flows from financing activities
Net cash provided by (used in) financing activities was $59.7 million and $(17.1) million for the six months ended June 30, 2017 and 2016, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net borrowings (repayments) on Revolver	$66,722	$(23,256)
Payments on capital lease obligations and other notes	(7,839)	(6,769)
Proceeds from issuance of common stock, net of offering costs	—	13,614
Other financing activities, net	798	(655)
Net cash provided by (used in) financing activities	$59,681	$(17,066)
The Company made net borrowings of $66.7 million on the Revolver during the six months ended June 30, 2017, a portion of which was used to fund the acquisitions of Code Plus and TexPly during March 2017 and April 2017, respectively.
Payments on capital lease obligations and other notes increased by $1.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due primarily to new financing of handling equipment to support higher sales volumes as well as one-time payments during the six months ended June 30, 2017 related to the payoff of certain other notes.
During May 2016, the Company commenced a public offering of 5,700,000 shares of its common stock by certain stockholders. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 855,000 shares of common stock. The underwriters exercised this option, which generated gross proceeds of $14.5 million and net proceeds of $13.6 million, after subtracting $0.9 million of underwriting commissions and other fees.
Proceeds from the exercise of stock options, which are included in other financing activities, net, were $2.6 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016. Additionally, other financing activities for the six months ended June 30, 2017 and 2016 include net repayments of secured borrowings, purchases of treasury shares and debt issuance costs.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2017 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, to be approximately $65.0 million to $75.0 million primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations. For the six months ended June 30, 2017, capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, were $36.2 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes under an unregistered private placement not subject to the registration requirements of the Securities Act. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants as of June 30, 2017.

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
The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2017. We were in compliance with all covenants as of June 30, 2017.
We had outstanding borrowings of $66.7 million with net availability of $241.3 million as of June 30, 2017. We had $67.0 million in letters of credit outstanding under the Credit Agreement as of June 30, 2017.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver increased to $66.7 million at June 30, 2017 from $0 at December 31, 2016.

During the six months ended June 30, 2017, the Company acquired assets under capital leases totaling $2.5 million.

The Company was obligated under certain purchase commitments totaling approximately $12.2 million at June 30, 2017 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles and a commitment for a subscription related to the New ERP.
Off-Balance Sheet Arrangements
At June 30, 2017 and December 31, 2016, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently issued accounting pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2017, other than the changes discussed hereafter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Following the merger of Stock Building Supply Holdings, Inc. and Building Materials Holdings Corporation on December 1, 2015, the Company maintained two primary ERP systems. During 2016, the Company made the decision to integrate all operations under the Legacy SBS ERP system and to discontinue use of the New ERP. During the three months ended June 30, 2017, the Company discontinued any material use of the New ERP.

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
ITEM 1A    RISK FACTORS
There have been no material changes to our risk factors from the risk factors disclosed in our 2016 Annual Report on Form 10-K. The risks described in our 2016 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.l	Employment Agreement, dated as of June 1, 2017, by and between Lanesha Minnix and BMC Stock Holdings, Inc.
10.2	Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Michael McGaugh and BMC Stock Holdings, Inc.
10.3	Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc.
31.1	Certification by Peter C. Alexander, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date: August 8, 2017	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)