Form 10-Q
period 2017-09-30
BMC STOCK HOLDINGS, INC.
filed 2017-11-09
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at November 8, 2017 was 67,037,404 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$12,117	$8,917
Accounts receivable, net of allowances	365,989	313,304
Inventories, net	307,685	272,276
Costs in excess of billings on uncompleted contracts	27,415	26,373
Income taxes receivable	—	2,437
Prepaid expenses and other current assets	57,209	43,635
Total current assets	770,415	666,942
Property and equipment, net of accumulated depreciation	303,314	286,741
Deferred income taxes	—	550
Customer relationship intangible assets, net of accumulated amortization	169,637	164,191
Other intangible assets, net of accumulated amortization	1,831	3,024
Goodwill	262,042	254,832
Other long-term assets	15,323	18,734
Total assets	$1,522,562	$1,395,014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$187,519	$165,540
Accrued expenses and other liabilities	91,620	88,786
Billings in excess of costs on uncompleted contracts	20,021	15,691
Income taxes payable	4,329	—
Interest payable	9,707	5,619
Current portion:
Long-term debt and capital lease obligations	8,137	11,155
Insurance reserves	14,464	16,021
Total current liabilities	335,797	302,812
Insurance reserves	38,006	39,184
Long-term debt	396,246	344,827
Long-term portion of capital lease obligations	16,601	20,581
Deferred income taxes	1,205	—
Other long-term liabilities	7,261	7,009
Total liabilities	795,116	714,413
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.1 million and 66.8 million shares issued, and 66.9 million and 66.7 million outstanding at September 30, 2017 and December 31, 2016, respectively	671	668
Additional paid-in capital	656,688	649,280
Retained earnings	72,965	33,182
Treasury stock, at cost, 0.2 million and 0.1 million shares at September 30, 2017 and December 31, 2016, respectively	(2,878)	(2,529)
Total stockholders' equity	727,446	680,601
Total liabilities and stockholders' equity	$1,522,562	$1,395,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net sales
Building products	$671,316	$613,763	$1,919,923	$1,768,834
Construction services	209,696	207,441	605,164	577,335
	881,012	821,204	2,525,087	2,346,169
Cost of sales
Building products	499,182	446,028	1,427,253	1,309,925
Construction services	172,285	172,210	498,405	475,006
	671,467	618,238	1,925,658	1,784,931
Gross profit	209,545	202,966	599,429	561,238

Selling, general and administrative expenses	158,193	149,498	464,870	431,176
Depreciation expense	11,053	9,784	32,555	27,866
Amortization expense	4,026	5,349	11,947	15,882
Merger and integration costs	2,574	4,655	13,339	11,088
Impairment of assets	409	—	435	11,883
	176,255	169,286	523,146	497,895
Income from operations	33,290	33,680	76,283	63,343
Other income (expense)
Interest expense	(6,377)	(7,668)	(18,960)	(24,020)
Loss on debt extinguishment	—	(12,529)	—	(12,529)
Other income, net	1,083	735	2,366	3,601
Income before income taxes	27,996	14,218	59,689	30,395
Income tax expense	9,553	4,982	19,906	9,933
Net income	$18,443	$9,236	$39,783	$20,462

Weighted average common shares outstanding
Basic	66,958	66,435	66,860	65,873
Diluted	67,442	67,085	67,341	66,455

Net income per common share
Basic	$0.28	$0.14	$0.60	$0.31
Diluted	$0.27	$0.14	$0.59	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$39,783	$20,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	40,049	35,215
Amortization of intangible assets	11,947	15,882
Amortization of debt issuance costs	1,263	2,690
Deferred income taxes	1,755	(4,638)
Non-cash stock compensation expense	4,751	5,544
Loss (gain) on sale of property, equipment and real estate	301	(363)
Impairment of assets	435	11,883
Loss on debt extinguishment	—	12,529
Amortization of inventory step-up charges	—	2,884
Gain on insurance proceeds	—	(1,003)
Other non-cash adjustments	463	121
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(46,591)	(43,739)
Inventories, net	(30,837)	(35,718)
Accounts payable	22,633	49,462
Other assets and liabilities	2,228	(7,390)
Net cash provided by operating activities	48,180	63,821
Cash flows from investing activities
Purchases of property, equipment and real estate	(51,292)	(26,126)
Purchases of businesses, net of cash acquired	(38,737)	—
Proceeds from sale of property, equipment and real estate	3,545	1,066
Insurance proceeds	—	1,151
Net cash used in investing activities	(86,484)	(23,909)
Cash flows from financing activities
Proceeds from revolving line of credit	769,458	1,227,050
Repayments of proceeds from revolving line of credit	(717,626)	(1,352,408)
Principal payments on other notes	(2,603)	(2,900)
Payments on capital lease obligations	(7,753)	(6,300)
Payments of debt issuance costs	(38)	(5,824)
Proceeds from issuance of senior secured notes	—	350,000
Redemption of senior secured notes	—	(250,000)
Proceeds from issuance of common stock, net of offering costs	—	13,776
Payments of debt extinguishment costs	—	(8,438)
Other financing activities, net	66	793
Net cash provided by (used in) financing activities	41,504	(34,251)
Net increase in cash and cash equivalents	3,200	5,661
Cash and cash equivalents
Beginning of period	8,917	1,089
End of period	$12,117	$6,750

Supplemental disclosure of non-cash investing and financing transactions
Assets acquired under capital lease obligations	2,481	8,493
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
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”) issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016, Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) issued in December 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore, the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method. We expect to adopt the standard on January 1, 2018 using the modified retrospective transition method, which recognizes the cumulative effect of initially applying the standard in retained earnings on the date of adoption, with the option to utilize certain practical expedients as defined in Topic 606. We do not expect the adoption of the standard to have a material impact on the timing of revenue recognition nor the amount of revenue recognized from our building products contracts. Revenue for our building products contracts will continue to be recognized at a point in time, when control of the promised goods is transferred to our customers, with the exception of certain product offerings which are customized to customer specifications and meet the criteria to be recognized over time, which is consistent with the Company’s current accounting. We are continuing to evaluate the impact of the standard on our contracts with a service element but based on our current assessment, we expect that revenue for our construction services contracts will generally continue to be recognized over time as the Company satisfies the performance obligations in the contracts. We also continue to evaluate the disclosure requirements of the standard, which are expected to be significant and incremental to the current disclosures.

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

3.    Acquisitions
For all acquisitions, the Company allocates the purchase price to assets acquired and liabilities assumed as of the date of acquisition based on the estimated fair values at the date of acquisition. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows and useful lives.

Acquisition of Code Plus Components, LLC
On March 27, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Code Plus Components, LLC (“Code Plus”), a manufacturer of structural components located in Martinsburg, West Virginia, for a purchase price of $7.1 million. This acquisition allowed the Company to add truss manufacturing capability to its value-added offerings in the Washington, DC metro area. The purchase price includes an initial holdback of $0.4 million due to the sellers one year from the closing date. The holdback amount may be reduced under certain circumstances. Additionally, the acquisition includes an earnout provision that would require the Company to pay the sellers up to an additional $0.8 million upon the acquired operations achieving certain performance targets from the acquisition date through December 31, 2018. The Company funded the transaction through borrowings on the Company’s revolving line of credit.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of Code Plus are included in the Company’s consolidated financial statements beginning on the acquisition date. The preliminary purchase price allocation resulted in the recognition of goodwill of $3.4 million, a customer relationship intangible asset of $2.3 million and a non-compete agreement intangible asset of $0.5 million, as well as other operating assets and liabilities. The customer relationship intangible asset and non-compete agreement intangible asset have useful lives of 12 years and 5 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

For the year ended December 31, 2016, Code Plus generated net sales of approximately $14.2 million. The Company incurred transaction costs of $0 and $0.1 million for the three and nine months ended September 30, 2017, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

For the year ended December 31, 2016, TexPly generated net sales of approximately $55.2 million. The Company incurred transaction costs of $0 and $0.2 million for the three and nine months ended September 30, 2017, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

The purchase price allocations of Code Plus and TexPly are preliminary and based upon all information available to the Company at the present time, and are subject to change. The Company is in the process of finalizing its valuation of the acquired intangible assets, property and equipment and inventory and therefore, the initial purchase accounting is not complete. As we receive additional information during the measurement period, the fair values assigned to the assets and liabilities may be adjusted.

Net sales for Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations were $18.5 million and $38.0 million for the three and nine months ended September 30, 2017, respectively. Estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations were $1.5 million and $2.6 million for the three and nine months ended September 30, 2017, respectively. The impact of the acquisitions was not considered significant for the reporting of pro forma financial information.

4.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Trade receivables	$378,104	$323,725
Allowance for doubtful accounts	(4,436)	(4,162)
Other allowances	(7,679)	(6,259)
	$365,989	$313,304
5.    Impairment of BMHC ERP System
During 2013, Building Materials Holding Corporation (“BMHC” or “Legacy BMHC”) selected a new third-party software vendor for its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. BMHC also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Stock Building Supply Holdings, Inc. (“SBS” and the “Legacy SBS ERP system”) and to discontinue use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016 related to capitalized software development costs for New ERP functionality that the Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the condensed consolidated balance sheets.

During June 2017, the Company determined that it had ceased receiving economic benefit from certain non-cancellable license and service contracts related to the New ERP. In accordance with ASC 420, Exit or Disposal Cost Obligations, as of the cease use date, the Company recognized approximately $2.8 million of expense within merger and integration costs in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017, consisting of $2.1 million for contractual payments due subsequent to the cease use date, all of which have been paid as of September 30, 2017, and the acceleration of expense recognition of unamortized prepaid costs of $0.7 million.

6.    Debt
Long-term debt as of September 30, 2017 and December 31, 2016 consists of the following:

(in thousands)	September 30, 2017	December 31, 2016
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	51,832	—
Other	360	2,963
	402,192	352,963
Unamortized debt issuance costs related to senior secured notes	(5,848)	(6,474)
	396,344	346,489
Less: Current portion of long-term debt	98	1,662
	$396,246	$344,827

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

The net cash proceeds from the Senior Notes were used to redeem in full $250.0 million of 9.0% senior secured notes that were issued by BMHC in September 2013 and that were scheduled to mature in September 2018 (the “Extinguished Senior Notes”). In connection with the redemption of the Extinguished Senior Notes, the Company incurred a loss on debt extinguishment of $12.5 million for the nine months ended September 30, 2016, consisting of a call premium of $8.4 million, and the write-off of unamortized debt issuance costs and original issue discount of $4.1 million.

As of September 30, 2017, the estimated market value of the Senior Notes was $16.6 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, we entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Credit Agreement, as amended, has an aggregate commitment of $375.0 million. We had outstanding borrowings under the Revolver of $51.8 million with net availability of $256.4 million as of September 30, 2017. The weighted average interest rate on outstanding LIBOR Rate borrowings of $40.0 million was 2.74% and the interest rate on Base Rate borrowings of $11.8 million was 4.75% as of September 30, 2017. We had $66.8 million in letters of credit outstanding under the Credit Agreement as of September 30, 2017.

The carrying value of the Revolver at September 30, 2017 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Other
Other long-term debt as of September 30, 2017 consists of a $0.4 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2017 and December 31, 2016. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of September 30, 2017 and December 31, 2016.

For the three and nine months ended September 30, 2017, the Company’s effective tax rate was 34.1% and 33.3%, respectively, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”). For the three and nine months ended September 30, 2016, the effective tax rate was 35.0% and 32.7%, respectively, which varied from the federal statutory rate of 35% primarily due to the excess tax windfall benefit from stock compensation and the Manufacturing Deduction.

8.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company recorded $3.0 million of expense within selling, general and administrative expenses in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 in relation to pending litigation. The amount accrued is based upon currently available information, however, the ultimate obligation may be higher.
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Restricted stock units	$1,157	$1,200	$4,139	$3,338
Restricted stock	113	400	339	1,376
Stock options	96	251	273	830
Stock based compensation	$1,366	$1,851	$4,751	$5,544
During the nine months ended September 30, 2017, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2020. The weighted average grant date fair value of the performance-based restricted stock units was $21.94. Currently, the number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 246,337, based 50% upon the Company’s average return on invested capital over the three year period from January 1, 2017 through December 31, 2019 and 50% upon the Company’s cumulative adjusted earnings per share (“Adjusted EPS”) over the same three year period.
During the nine months ended September 30, 2016, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2019. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 206,250, based upon the Company’s cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018.
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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and nine months ended September 30, 2017 and 2016. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended September 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$881,012	$209,545	$16,996	$70,158
Other reconciling items	—	—	629	(10,861)
	$881,012	$209,545	$17,625

	Three Months Ended September 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$821,204	$202,966	$16,011	$69,381
Other reconciling items	—	—	1,265	(11,184)
	$821,204	$202,966	$17,276

	Nine Months Ended September 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,525,087	$599,429	$50,167	$188,882
Other reconciling items	—	—	1,829	(36,445)
	$2,525,087	$599,429	$51,996

	Nine Months Ended September 30, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,346,169	$561,238	$47,562	$190,077
Other reconciling items	—	—	3,535	(40,637)
	$2,346,169	$561,238	$51,097
Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income before income taxes	$27,996	$14,218	$59,689	$30,395
Interest expense	6,377	7,668	18,960	24,020
Depreciation and amortization	17,625	17,276	51,996	51,097
Merger and integration costs	2,574	4,655	13,339	11,088
Non-cash stock compensation expense	1,366	1,851	4,751	5,544
Impairment of assets	409	—	435	11,883
Acquisition costs	—	—	317	—
Loss on debt extinguishment	—	12,529	—	12,529
Inventory step-up charges	—	—	—	2,884
Other items (a)	2,950	—	2,950	—
Adjusted EBITDA of other reconciling items	10,861	11,184	36,445	40,637
Adjusted EBITDA of geographic divisions reportable segment	$70,158	$69,381	$188,882	$190,077
(a) Represents expense incurred during the three and nine months ended September 30, 2017 related to pending litigation.

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
The basic and diluted EPS calculations for the three and nine months ended September 30, 2017 and 2016 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Income attributable to common stockholders	$18,443	$9,236	$39,783	$20,462

Weighted average common shares outstanding, basic	66,958	66,435	66,860	65,873
Effect of dilutive securities:
Restricted stock	61	233	68	250
Restricted stock units	248	194	212	109
Stock options	175	223	201	223
Weighted average common shares outstanding, diluted	67,442	67,085	67,341	66,455

Basic income per common share	$0.28	$0.14	$0.60	$0.31
Diluted income per common share	$0.27	$0.14	$0.59	$0.31
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of September 30, 2017, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 452,587.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Restricted stock units	13	—	13	—
Stock options	1	490	1	490

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2016 Annual Report on Form 10-K.
Cautionary Statement with Respect to Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.
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

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2016 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.
Overview
We are one of the leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products including millwork, doors, windows and structural components such as engineered wood products, floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services such as design, product specification, installation and installation management.

The 18 states in which we operate accounted for approximately 64% of 2016 U.S. single-family housing permits according to the U.S. Census Bureau. In these 18 states, we operate in 43 metropolitan areas.

Our net sales for the three months ended September 30, 2017 increased 7.3% compared to the prior year period. Our gross margin was 23.8% for the three months ended September 30, 2017 compared to 24.7% for the prior year period. We recorded income from operations of $33.3 million during the three months ended September 30, 2017 compared to $33.7 million during the three months ended September 30, 2016. See further discussion in “-Operating Results” below.
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
Acquisitions
On March 27, 2017, the Company completed the acquisition of Code Plus, a truss manufacturer located in Martinsburg, West Virginia serving the Washington DC market, for a purchase price of $7.1 million. On April 3, 2017, the Company completed the acquisition of TexPly, a supplier of production millwork and doors in the Dallas-Fort Worth area, for a preliminary purchase price of $32.0 million.
Approximately $18.5 million and $38.0 million of the sales increase for the three and nine months ended September 30, 2017, respectively, compared to the prior year period is a result of the Code Plus and TexPly acquisitions.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Company’s 2017 acquisitions.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, the availability of construction financing and the health of the economy and mortgage markets. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 11.2% for the three months ended September 30, 2017 as compared to the same period in the prior year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 versus 2016	2017 average price	2017 versus 2016	2017 average price
Framing lumber prices	16.8%	$418	18.1%	$405
Structural panel prices	20.3%	$468	14.3%	$423
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

Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: new single-family homebuilders, professional remodeling contractors, and multi-family builders and light commercial builders. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family, multi-family and light commercial customers can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. As a result, sales are usually lower in the first and fourth quarters than in the second and third quarters.
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017		2016		2017		2016
Net sales	$881,012	100.0%	$821,204	100.0%	$2,525,087	100.0%	$2,346,169	100.0%
Cost of sales	671,467	76.2%	618,238	75.3%	1,925,658	76.3%	1,784,931	76.1%
Gross profit	209,545	23.8%	202,966	24.7%	599,429	23.7%	561,238	23.9%
Operating expenses:
Selling, general and administrative expenses	158,193	18.0%	149,498	18.2%	464,870	18.4%	431,176	18.4%
Depreciation expense	11,053	1.3%	9,784	1.2%	32,555	1.3%	27,866	1.2%
Amortization expense	4,026	0.5%	5,349	0.7%	11,947	0.5%	15,882	0.7%
Merger and integration costs	2,574	0.3%	4,655	0.6%	13,339	0.5%	11,088	0.5%
Impairment of assets	409	0.0%	—	0.0%	435	0.0%	11,883	0.5%
Income from operations	33,290	3.8%	33,680	4.1%	76,283	3.0%	63,343	2.7%
Other income (expense)
Interest expense	(6,377)	(0.7)%	(7,668)	(0.9)%	(18,960)	(0.8)%	(24,020)	(1.0)%
Loss on debt extinguishment	—	0.0%	(12,529)	(1.5)%	—	0.0%	(12,529)	(0.5)%
Other income, net	1,083	0.1%	735	0.1%	2,366	0.1%	3,601	0.2%
Income before income taxes	27,996	3.2%	14,218	1.7%	59,689	2.4%	30,395	1.3%
Income tax expense	9,553	1.1%	4,982	0.6%	19,906	0.8%	9,933	0.4%
Net income	$18,443	2.1%	$9,236	1.1%	$39,783	1.6%	$20,462	0.9%
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net sales
For the three months ended September 30, 2017, net sales increased $59.8 million, or 7.3%, to $881.0 million from $821.2 million during the three months ended September 30, 2016. The increase in net sales was primarily driven by increased volume of approximately 0.5% related to existing operations and the impact of commodity price inflation of approximately 4.5%, while the acquisitions of Code Plus and TexPly increased net sales by approximately 2.3%. The increase in sales volume was negatively impacted by one less selling day during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which impacted net sales by approximately 1.6%, and the impact of Hurricanes Harvey and Irma, which is estimated to have decreased net sales by approximately $12.0 million to $15.0 million.

We estimate approximately 77% of our net sales for the three months ended September 30, 2017 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 11.2% for the three months ended September 30, 2017 as compared to the same period in the prior year, while single-family houses completed increased approximately 7.3% during the same period. Increases in net sales from Texas and California accounted for approximately half of the total increase in net sales for the three months ended September 30, 2017, while the Company experienced a decrease in net sales in Georgia of less than 1% of overall net sales.
The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$145,185	16.5%	$123,539	15.0%	17.5%
Lumber & lumber sheet goods	294,699	33.5%	248,751	30.3%	18.5%
Millwork, doors & windows	225,804	25.6%	232,292	28.3%	(2.8)%
Other building products & services	215,324	24.4%	216,622	26.4%	(0.6)%
Total net sales	$881,012	100.0%	$821,204	100.0%	7.3%
The impact of commodity price inflation during the three months ended September 30, 2017 contributed to the increase in net sales in our structural components product category. In addition to commodity price inflation, an increase in single-family home construction also contributed to the growth in our lumber & lumber sheet goods product category. The decrease in our millwork, doors & windows product category was primarily related to reduced sales in Texas and Georgia, in part related to the impact of Hurricanes Harvey and Irma, one less selling day versus the prior year period and a decrease in sales to multi-family contractors.
Cost of sales
For the three months ended September 30, 2017, cost of sales increased $53.2 million, or 8.6%, to $671.5 million from $618.2 million during the three months ended September 30, 2016. We estimate our cost of sales increased approximately 1.4% as a result of increased sales volumes and 5.2% as a result of commodity cost inflation, while the acquisitions of Code Plus and TexPly increased our cost of sales by approximately 2.0%.
Gross profit
For the three months ended September 30, 2017, gross profit increased $6.6 million, or 3.2%, to $209.5 million from $203.0 million for the three months ended September 30, 2016, driven primarily by increased sales volumes. Our gross margin was 23.8% for the three months ended September 30, 2017 and 24.7% for the three months ended September 30, 2016. This decrease primarily related to a decline in gross margin in the lumber & lumber sheet goods product category, and a higher percentage of total net sales being derived from lumber & lumber sheet goods.
Operating expenses
For the three months ended September 30, 2017:

•
selling, general and administrative expenses were $158.2 million, up $8.7 million, or 5.8%, from $149.5 million for the three months ended September 30, 2016. Approximately $4.4 million of this increase related to selling, general and administrative expenses of TexPly and Code Plus, $3.0 million related to pending litigation and $1.7 million related to increased health care costs.

•
depreciation expense was $11.1 million compared to $9.8 million for the three months ended September 30, 2016. This increase primarily relates to replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $4.0 million compared to $5.3 million for the three months ended September 30, 2016. This decrease resulted from certain intangible assets that became fully amortized, partially offset by the amortization of intangible assets acquired in the Code Plus and TexPly acquisitions.

•
the Company incurred $2.6 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees, compared to $4.7 million for the three months ended September 30, 2016.

•
the Company recognized asset impairment charges of $0.4 million related to the write down of real estate held for sale to the lower of depreciated cost or estimated fair value less expected disposition costs.

Interest expense
For the three months ended September 30, 2017, interest expense was $6.4 million compared to $7.7 million for the three months ended September 30, 2016. This decrease relates primarily to a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively.
Loss on debt extinguishment
For the three months ended September 30, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million.
Income tax
For the three months ended September 30, 2017, income tax expense was $9.6 million compared to $5.0 million for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was 34.1%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction. The effective tax rate for the three months ended September 30, 2016 was 35.0%, which was consistent with the federal statutory rate of 35%.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net sales
For the nine months ended September 30, 2017, net sales increased $178.9 million, or 7.6%, to $2,525.1 million from $2,346.2 million during the nine months ended September 30, 2016. The increase in net sales was primarily driven by increased volume of approximately 2.5% related to existing operations and the impact of commodity price inflation of approximately 3.5%, while the acquisitions of Code Plus and TexPly increased net sales by approximately 1.6%. The increase in sales volume was negatively impacted by one less selling day during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 and the impact of Hurricanes Harvey and Irma, which is estimated to have decreased net sales by approximately $12.0 million to $15.0 million.
We estimate approximately 75% of our net sales for the nine months ended September 30, 2017 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 9.7% for the nine months ended September 30, 2017 as compared to the same period in the prior year, while single-family houses completed increased approximately 10.0% during the same period. Increases in net sales from Texas accounted for approximately 41% of the total increase in net sales for the nine months ended September 30, 2017, while the Company experienced a decrease in net sales in California and Georgia of less than 1% of overall net sales.
The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$393,382	15.6%	$353,616	15.1%	11.2%
Lumber & lumber sheet goods	829,634	32.9%	707,113	30.1%	17.3%
Millwork, doors & windows	677,554	26.8%	678,702	28.9%	(0.2)%
Other building products & services	624,517	24.7%	606,738	25.9%	2.9%
Total net sales	$2,525,087	100.0%	$2,346,169	100.0%	7.6%

The impact of commodity price inflation during the nine months ended September 30, 2017 contributed to the increase in net sales in our structural components product category. In addition to commodity price inflation, an increase in single-family home construction also contributed to the growth in our lumber & lumber sheet goods product category.
Cost of sales
For the nine months ended September 30, 2017, cost of sales increased $140.7 million, or 7.9%, to $1,925.7 million from $1,784.9 million during the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2016 includes $2.9 million of expense incurred in relation to the sell-through of inventory which was stepped up in value in connection with the Merger. We estimate our cost of sales increased approximately 4.1% as a result of commodity cost inflation, 2.5% as a result of increased sales volumes related to existing operations and 1.5% related to the acquisitions of Code Plus and TexPly, partially offset by a 0.2% decrease as a result of the sell-through of inventory which was stepped up in value.
Gross profit
For the nine months ended September 30, 2017, gross profit increased $38.2 million, or 6.8%, to $599.4 million from $561.2 million for the nine months ended September 30, 2016, driven primarily by increased sales volumes. Our gross margin was 23.7% for the nine months ended September 30, 2017 and 23.9% for the nine months ended September 30, 2016. Gross profit for the nine months ended September 30, 2016 was impacted by $2.9 million, or 0.1% of net sales, in relation to the sell-through of inventory which was stepped up in value in connection with the Merger.
Operating expenses
For the nine months ended September 30, 2017:

•
selling, general and administrative expenses were $464.9 million, up $33.7 million, or 7.8%, from $431.2 million for the nine months ended September 30, 2016. Approximately $8.6 million of this increase related to selling, general and administrative expenses of TexPly and Code Plus, $3.0 million related to pending litigation and $2.0 million related to increased health care costs. The remaining increase was primarily due to costs associated with four newly-opened facilities and variable costs to serve higher sales volumes related to existing operations.

•
depreciation expense was $32.6 million compared to $27.9 million for the nine months ended September 30, 2016. This increase primarily relates to replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $11.9 million compared to $15.9 million for the nine months ended September 30, 2016. This decrease resulted from certain intangible assets that became fully amortized, partially offset by the amortization of intangible assets acquired in the Code Plus and TexPly acquisitions.

•
the Company incurred $13.3 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees, compared to $11.1 million for the nine months ended September 30, 2016. This increase relates to approximately $2.8 million of expense recognized during the nine months ended September 30, 2017 related to the discontinuance of the New ERP (see Note 5 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further description of the New ERP).

•
the Company recognized asset impairment charges of $0.4 million related to the write down of real estate held for sale to the lower of depreciated cost or estimated fair value less expected disposition costs. During the nine months ended September 30, 2016, the Company recognized asset impairment charges of $11.9 million. During the first quarter of 2016, the Company decided to integrate all operations under the Legacy SBS ERP system, and to discontinue use of the New ERP (see Note 5 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the unaudited condensed consolidated balance sheets.

Interest expense
For the nine months ended September 30, 2017, interest expense was $19.0 million compared to $24.0 million for the nine months ended September 30, 2016. This decrease relates primarily to reduced borrowings under the Revolver and a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.3 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Loss on debt extinguishment
For the nine months ended September 30, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million.
Other income, net
For the nine months ended September 30, 2017, other income, net decreased $1.2 million compared to the nine months ended September 30, 2016. This decrease primarily relates to insurance proceeds received during the nine months ended September 30, 2016 related to a fire at one of the Company’s facilities during 2015.
Income tax
For the nine months ended September 30, 2017, income tax expense was $19.9 million compared to $9.9 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 33.3%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction. The effective tax rate for the nine months ended September 30, 2016 was 32.7%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.
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
Our liquidity at September 30, 2017 was $268.5 million, which includes $12.1 million in cash and cash equivalents and $256.4 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $434.6 million and $364.1 million as of September 30, 2017 and December 31, 2016, respectively, as summarized in the following table:

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$12,117	$8,917
Accounts receivable, net of allowances	365,989	313,304
Inventories, net	307,685	272,276
Other current assets	84,624	72,445
Accounts payable, accrued expenses and other current liabilities	(327,660)	(291,657)
Current portion of long-term debt and capital lease obligations	(8,137)	(11,155)
Total net current assets	$434,618	$364,130

Accounts receivable, net, increased $52.7 million from December 31, 2016 to September 30, 2017 primarily due to seasonal increases in sales. Days sales outstanding (measured against net sales in the current fiscal quarter of each period) were 38 days at December 31, 2016 and September 30, 2017.

Inventories, net, increased $35.4 million from December 31, 2016 to September 30, 2017 primarily due to commodity price inflation and seasonal increases in inventory purchases. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) decreased from 43 days at December 31, 2016 to 41 days at September 30, 2017.

Accounts payable, accrued expenses and other current liabilities increased $36.0 million from December 31, 2016 to September 30, 2017 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.
Cash flows from operating activities
Net cash provided by operating activities was $48.2 million and $63.8 million for the nine months ended September 30, 2017 and 2016, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net income	$39,783	$20,462
Non-cash expenses	58,774	60,970
Change in deferred income taxes	1,755	(4,638)
Impairment of assets	435	11,883
Loss on debt extinguishment	—	12,529
Change in working capital and other assets and liabilities	(52,567)	(37,385)
Net cash provided by operating activities	$48,180	$63,821
Net cash provided by operating activities declined by $15.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the following:

•	Net income increased by $19.3 million as discussed in “-Operating Results” above.

•
The change in deferred income taxes during the nine months ended September 30, 2017 and 2016 was primarily due to increases in the timing differences of capital lease obligations and accrued bonuses between our income before income taxes under GAAP and our taxable income.

•	The Company recognized asset impairment charges of $11.9 million during the nine months ended September 30, 2016 related to the New ERP as discussed in “-Operating Results” above.

•
The Company recognized a loss on debt extinguishment of $12.5 million during the nine months ended September 30, 2016 in relation to the redemption of the Extinguished Senior Notes as discussed in “-Operating Results” above.

•
Cash outflows from changes in working capital and other assets and liabilities of $52.6 million and $37.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, relate primarily to seasonal increases in accounts receivable and inventory offset by increases in accounts payable. See “- Net current assets” above for further discussion.

Cash flows from investing activities
Net cash used in investing activities was $86.5 million and $23.9 million for the nine months ended September 30, 2017 and 2016, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Purchases of property, equipment and real estate	$(51,292)	$(26,126)
Purchases of businesses, net of cash acquired	(38,737)	—
Proceeds from sale of property, equipment and real estate	3,545	1,066
Insurance proceeds	—	1,151
Net cash used in investing activities	$(86,484)	$(23,909)
Cash used for the purchase of property and equipment for the nine months ended September 30, 2017 and 2016 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations. Proceeds from the sale of property, equipment and real estate during the nine months ended September 30, 2017 relates primarily to proceeds from the sale of real estate of $3.0 million.
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
Cash flows from financing activities
Net cash provided by (used in) financing activities was $41.5 million and $(34.3) million for the nine months ended September 30, 2017 and 2016, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net borrowings (repayments) on Revolver	$51,832	$(125,358)
Payments on capital lease obligations and other notes	(10,356)	(9,200)
Payments of debt issuance costs	(38)	(5,824)
Proceeds from issuance of Senior Notes	—	350,000
Redemption of Extinguished Senior Notes	—	(250,000)
Proceeds from issuance of common stock, net of offering costs	—	13,776
Payments of debt extinguishment costs	—	(8,438)
Other financing activities, net	66	793
Net cash provided by (used in) financing activities	$41,504	$(34,251)
The Company made net borrowings of $51.8 million on the Revolver during the nine months ended September 30, 2017, a portion of which was used to fund the acquisitions of Code Plus and TexPly during March 2017 and April 2017, respectively.
Payments on capital lease obligations and other notes increased by $1.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to new financing of handling equipment to support higher sales volumes as well as one-time payments during the nine months ended September 30, 2017 related to the payoff of certain other notes.
During September 2016, the Company completed an issuance of $350.0 million of Senior Notes and utilized a portion of the cash proceeds from the issuance to redeem in full the $250.0 million Extinguished Senior Notes. The Company incurred $6.3 million of debt issuance costs related to the Senior Notes, of which $5.5 million was paid prior to September 30, 2016, and paid a call premium of $8.4 million related to the Extinguished Senior Notes. The remaining proceeds from the issuance of the Senior Notes were used to repay borrowings on the Revolver.
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

Proceeds from the exercise of stock options, which are included in other financing activities, net, were $2.7 million for the nine months ended September 30, 2017 compared to $1.1 million for the nine months ended September 30, 2016. Additionally, other financing activities for the nine months ended September 30, 2017 and 2016 include net repayments of secured borrowings and purchases of treasury shares.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2017 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, to be approximately $65.0 million to $75.0 million primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations. For the nine months ended September 30, 2017, capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, were $50.2 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes under an unregistered private placement not subject to the registration requirements of the Securities Act. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants as of September 30, 2017.

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
The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%. The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2017. We were in compliance with all covenants as of September 30, 2017.
We had outstanding borrowings of $51.8 million with net availability of $256.4 million as of September 30, 2017. We had $66.8 million in letters of credit outstanding under the Credit Agreement as of September 30, 2017.
Contractual Obligations and Commercial Commitments
Outstanding borrowings under the Revolver increased to $51.8 million at September 30, 2017 from $0 at December 31, 2016.

During the nine months ended September 30, 2017, the Company acquired assets under capital leases totaling $2.5 million.

The Company was obligated under certain purchase commitments totaling approximately $5.7 million at September 30, 2017 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles.
Off-Balance Sheet Arrangements
At September 30, 2017 and December 31, 2016, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently Issued Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
Critical Accounting Policies
There have been no material changes to the critical accounting policies as disclosed in the Company’s 2016 Annual Report on Form 10-K.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risks as disclosed in the Company’s 2016 Annual Report on Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations in control systems
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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
On August 30, 2017, Region 10 of the U.S. Environmental Protection Agency (the “EPA”) sent a notice of intent to us, alleging certain violations of the Clean Water Act with respect to industrial stormwater permitting regarding monitoring, inspections, benchmarks and record keeping at our Everett, Washington facility. The EPA has asserted that the alleged violations may subject us to administrative or civil penalties. We are in discussions with the EPA to explore a potential resolution of this matter. We are unable to predict the outcome of this matter, including potential administrative or civil penalties, remedial measures, or other relief, if any, or the potential impact on operations of the Everett facility, including increased capital or operational costs, if any.
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
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Indemnification Agreement Entered into with Certain Directors and Officers
10.2#
Consulting Agreement with Paul Street dated September 16, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Commission on September 19, 2017 in Commission File No. 001-36050)

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
_________________
# Denotes management compensatory plan or arrangement.
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

BMC STOCK HOLDINGS, INC.
Date: November 9, 2017	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)