Form 10-K
period 2017-12-31
BMC STOCK HOLDINGS, INC.
filed 2018-03-01
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K
_____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1.16 billion based on the closing price per share on that date of $21.85 as reported on the Nasdaq Stock Market LLC.
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 28, 2018 was 67,140,448 shares.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

Cautionary Statement with Respect to Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	the impact of potential changes in our customer or product sales mix;

•	our concentration of business in the Texas, California and Georgia markets;

•	the potential loss of significant customers or a reduction in the quantity of products they purchase;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	fluctuation of commodity prices and prices of our products;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	the impact of pricing pressure from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations, market conditions or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the impact of changes in legislation and government policy;

•	the impact of unexpected changes in our tax provisions and adoption of new tax legislation;

•	our ability to utilize our net operating loss carryforwards;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	the impact of health and safety laws and regulations;

•	the impact of disruptions to our information technology systems;

•	cybersecurity risks;

•	our exposure to losses if our insurance coverage is insufficient;

•	our ability to operate on multiple Enterprise Resource Planning ("ERP") information systems and convert multiple systems to a single system;

•	the impact of our indebtedness; and

•	the various financial covenants in our secured credit agreement and senior secured notes indenture.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

PART I
Item 1. Business
Overview

BMC Stock Holdings, Inc. is one of the leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products, including millwork, doors, windows and structural components such as engineered wood products (“EWP”), floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services, such as design, product specification, installation and installation management.

The 18 states in which we operate accounted for approximately 65% of 2017 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary operating regions include the South and West regions of the United States (as defined by the U.S. Census Bureau), with a significant portion of our net sales derived from markets within Texas, California and Georgia. Given the local nature of our business, we locate our facilities in close proximity to our key customers and often co-locate multiple operations in one facility to increase customer service and efficiency.

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

All references to “BMC,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean BMC Stock Holdings, Inc.

Under generally accepted accounting principles in the United States, the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMHC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMHC prior to the Merger. The operating results of SBS are included as part of the Company's reported results beginning on the closing date of the Merger.

Our Customers

We serve a broad customer base across 43 metropolitan areas in 18 states that includes a mix of large-scale production homebuilders, custom homebuilders, multi-family builders and professional repair and remodeling contractors. Our largest 10 customers accounted for approximately 20% of our 2017 net sales, with no single customer accounting for more than 6% of our 2017 net sales. Our largest customers are comprised primarily of the large production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., Lennar Corporation, PulteGroup, Inc. and Toll Brothers, Inc. In addition to these large production homebuilders, we also service and supply regional and local custom homebuilders. We also serve professional residential remodeling contractors and multi-family and light commercial contractors in most of our markets.

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

We group our building products and services into four product categories: (i) structural components, (ii) lumber & lumber sheet goods, (iii) millwork, doors & windows, and (iv) other building products & services. For the year ended December 31, 2017, our sales of structural components and millwork, doors & windows products represented 42% of net sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher gross margin and provide us with opportunities to cross-sell other products and services.

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

Our experienced sales and service professionals advise the homebuilder or contractor in areas such as opportunities for cost optimization, increased building or project efficiencies, new products and regional product preferences. The team coordinates a sequence of site deliveries with the customer. Our large delivery fleet and inventory management systems enable us to provide “just-in-time” product delivery. We believe this level of service is valued by our customers and generates customer loyalty. At January 31, 2018, we employed approximately 950 sales professionals.
Materials and Supplier Relationships

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, EWP, windows, doors and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as Boise Cascade Company, Hampton Lumber, LP, Interfor Corporation,

Norbord Inc., West Fraser Timber Co. Ltd. and Weyerhaeuser Company and building products manufacturers such as James Hardie Industries plc, JELD-WEN Holding, Inc., Masonite International Corp, Metrie, Inc. and MI Windows and Doors, Inc. We believe there is sufficient supply in the marketplace to source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. We also work with our suppliers to ensure that we have sufficient adaptability and flexibility to service our customers' needs as they evolve and as their markets grow. For certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 1,500 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. For the year ended December 31, 2017, no supplier accounted for more than 10% of our total materials purchases. We believe we are one of the largest customers for many of our suppliers, and therefore have significant purchasing leverage.

We seek to maintain strong relationships with our suppliers and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs.
Competition

The lumber and building materials ("LBM") distribution industry in the United States is highly fragmented, with a number of retailers and distributors offering a broad range of products and services. Demand for our products is largely driven by the level of activity in the U.S. residential construction market, particularly in single-family new construction, which has experienced improving demand trends influenced by job growth, consumer confidence, market demographics, levels of household formations, interest rate levels, inventories of available housing units and other external factors. According to the U.S. Census Bureau, from 2005 to 2011, single-family housing starts in the United States declined by approximately 75% to 0.43 million, which was significantly less than the 50-year average rate of approximately 1.0 million per year. Following several challenging years, single-family housing starts increased on a year-over-year basis each year from 2012 to 2017, with starts in 2015, 2016 and 2017 reaching 0.71 million, 0.78 million and 0.85 million, respectively.

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
Employees

At January 31, 2018, we had approximately 9,100 full-time equivalent employees, approximately 220 of whom were represented by unions. We believe that we have good relations with our employees.

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
SBS’s predecessor was founded as Carolina Builders Corporation in Raleigh, North Carolina in 1922 and began operating under the Stock Building Supply name in 2003. In addition, certain companies acquired by SBS were founded as early as 1822. On August 14, 2013, SBS completed its initial public offering.

On December 1, 2015, BMHC and SBS completed the Merger, with SBS surviving the Merger. In connection with the Merger, SBS was renamed BMC Stock Holdings, Inc.
Intellectual Property

We possess an array of intellectual property rights, including patents, trademarks, trade names, proprietary technology and know-how and other proprietary rights that are important to our brand and marketing strategy. In particular, we maintain registered trademarks for BMC® and the BMC logo, Fortis® and Artrim®, two of our private label lines, and our Ready-Frame® system. In addition, we maintain registered trademarks for the trade names under which certain of our local branches operate. While we do not believe our business is dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect all of our intellectual property rights.
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

Transportation and Work Place Safety. Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the Department of Transportation ("DOT"), which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the Occupational Safety and Health Administration ("OSHA"), which has broad administrative powers with respect to workplace and jobsite safety. Our operators are also subject to state and federal labor laws regulating hours worked and compensation paid.

Environmental. Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations, stormwater and other run-off and similar issues. We have not incurred material costs in the past to comply with environmental laws and regulations. However, we could be subject to material costs, liabilities or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation or enforcement.

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

To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our business, financial condition, operating results or cash flow. There can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations. We did not incur material capital expenditures for environmental controls in fiscal year 2017 and do not anticipate material capital expenditures in this regard in fiscal year 2018.

Business. Our suppliers are subject to various laws and regulations, including in particular laws and regulations regulating labor, forestry and the environment. We consult with our suppliers as appropriate to confirm they have determined they are in material compliance with applicable laws and regulations. Generally, our suppliers agree contractually to comply with our expectations concerning environmental, labor and health and safety matters.

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

Financial Information

We have one reportable segment. For certain additional information about our segment, see Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are, or will be, available through the investor relations section of our website buildwithbmc.com by following the links to "Financial Information" and "SEC Filings." Our investor relations website can also be accessed directly at ir.buildwithbmc.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our directors and certain senior officers are required to file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. The information on the respective websites of the Company, its subsidiaries or affiliates is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.

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

The building products supply and services industry is highly dependent on new single-family home construction, multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing, the availability of qualified trade laborers and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, mortgage rates, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate, changes in legislation and government policy and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012. The U.S. Census Bureau reported approximately 849,000 single-family housing starts for 2017, which is an increase of approximately 9% from 2016, but still well below historical averages over the past 50 years. There is significant uncertainty regarding the timing and extent of any continued recovery in construction and repair and remodeling activity and resulting product demand levels. The positive impact of a recovery on our business may also be dampened to the extent the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our products and services. According to the U.S. Census Bureau, the average square footage of a new single family home start decreased by approximately 2% in 2016 compared to 2015, which was the first annual decrease in seven years. This trend has continued through the first three quarters of 2017. If conditions in the housing industry deteriorate, we may need to take goodwill and/or asset impairment charges. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing regions. Any such facility closures could have a significant adverse effect on our business, financial condition, operating results and cash flows.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential home buyers due to a tight credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, prolonged constraint of the credit markets could have a significant adverse effect on our business, financial condition, operating results and cash flows.

Changes in our customer or product sales mix could affect our operating results.

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

We generate significant business from the large single-family homebuilders; however, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. A shift in our sales mix towards the larger homebuilders could negatively impact our gross margins.

In addition, we typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors & windows often generate higher gross margins relative to other products. A shift in our sales mix towards the lumber & lumber sheet goods product category could negatively impact our gross margins.
We conduct a significant portion of our business in Texas, California and Georgia, which exposes us to the homebuilding activities within the markets of these states.

We presently conduct a significant portion of our business in Texas, California and Georgia, which represented approximately 33%, 13% and 12%, respectively, of 2017 total net sales. Sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, many of these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions can depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of cutbacks in federal spending and employment. In addition, the significant decline in oil prices in recent years may negatively impact home construction and remodeling activity in Texas (particularly in the Houston metropolitan area, which accounted for 11% of our 2017 total net sales) and other markets with significant employment in the energy sector. Such a reduction in construction and remodeling activities could negatively impact our operating results in those markets in the future. Additionally, our concentration in these markets increases our exposure to natural disasters and other events adversely impacting these markets. If homebuilding activity declines in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and therefore may negatively impact our operating results.

Because our operations are currently concentrated in these areas, a prolonged economic downturn or localized adverse events in the future in one or more of these areas or a particular industry that is fundamental to one of these areas, particularly within Texas, could have a material adverse effect on our business, financial condition, operating results and cash flows, and a disproportionately greater impact on us than other lumber and building material companies with more diversified operations. To the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment, or other negative economic consequences, which in turn could adversely impact home sales and activities in Texas and certain of our other markets.
The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 20% and 18% of our net sales for the years ended December 31, 2017 and 2016, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.

In addition, production homebuilders and other customers may: (i) seek to purchase some of the products that we currently sell directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities or (iii) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could adversely affect our business, financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The building products supply and services industry is highly fragmented and competitive. We face significant competition from local, regional and national building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell superior products, (iii) have the ability to produce or supply similar products and services at a lower cost, (iv) develop stronger relationships with our customers, (v) adapt more quickly to new technologies or evolving customer requirements than we do or (vi) develop a superior branch network in our markets. As a result, we may not be able to compete successfully with them. In addition, home center retailers and/or eCommerce retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers and specialty distributors who sell products to us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our business, financial condition, operating results and cash flows may be adversely affected.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement.

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

Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, we frequently enter into extended pricing commitments, which may compress our gross margins in periods of inflation. At times, the price at which we can charge our customers for any one or more products may even fall below the price at which we can purchase such products, requiring us to incur short-term losses on product sales. Excessive spikes in the market prices of certain building products, such as lumber, can also put negative pressure on our operating cash flows by requiring us to invest more in inventory. We may also be limited in our ability to pass on increases in freight costs on our products due to the price of fuel.

Some of our products are imported into the United States and may be subject to tariffs or import duties that may impact the price of the products and limit their availability. Furthermore, the ongoing trade dispute between the United States and Canada following the expiration of the Softwood Lumber Agreement in 2015 could lead to increased volatility in prices of softwood lumber imported from Canada. For the year ended December 31, 2017, we purchased between $250 million and $270 million of inventory from Canada.

Periods of generally increasing prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our business, financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2017, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were approximately 19% and 18% higher, respectively, than the prior year. Our lumber & lumber sheet goods product category represented approximately 33% of net sales in 2017. If lumber or structural panel prices were to decline significantly from current levels, our sales and profits could be negatively affected.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, products and services as well as services provided for us through third parties.

We are from time to time involved in product liability, warranty, casualty, construction defect, contract, tort, employment and other claims relating to our business, the products we manufacture, distribute or install, and services we provide, either directly or through third parties, that, if adversely determined, could adversely affect our business, financial condition, operating results and cash flows if we were unable to receive indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with many of the products we sell, distribute or install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

Product liability, warranty, casualty, construction defect, contract, tort, employment and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our Company. We cannot assure you that any current or future claims will not adversely affect our business, financial condition, operating results and cash flows.

We may be unable to maintain profitability or positive cash flows from operations.

We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the years ended December 31, 2017 and 2016, we had net income of $57.4 million and $30.9 million, respectively, and for the year ended December 31, 2015, we had a net loss of $4.8 million. For the years ended December 31, 2017, 2016 and 2015, we had cash provided by operations of $93.9 million, $106.9 million, and $0.7 million, respectively. There can be no assurance that we will achieve our profitability goals or continue to generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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

Our success also depends to a significant extent on the continued service of our senior management team. Our officers and divisional vice presidents have experience in manufacturing, distribution, retail and homebuilding, and have been integral to our successful acquisition and integration of businesses to gain scale in our current markets. The loss of any member of our senior management team or other experienced, senior employees or sales force employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our business, financial condition, operating results and cash flows could be adversely affected.

On January 10, 2018, we announced that Peter C. Alexander was leaving the Company under mutual agreement, effective immediately, and would be replaced by David Keltner, a member of the Board of Directors, as interim President and Chief Executive Officer while the Board conducts a search for a permanent replacement. Any change in senior management involves significant inherent risk, and any failure to identify a suitable replacement or maintain a smooth transition process could hinder our strategic planning, execution and future performance. While we endeavor to minimize any negative impact associated with changes such as these, there may be uncertainty among investors, employees and others regarding our future direction and performance. Any disruption in our operations, uncertainty regarding our future or negative public perception regarding the change could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our high standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by the financial instability of suppliers (particularly in light of continuing economic difficulties in various regions of the United States and the world), suppliers’ noncompliance with applicable laws, tariffs and import duties, supply disruptions, shipping interruptions or costs, and other factors beyond our control. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, operating results and cash flows.

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Many of our suppliers also offer us favorable terms based on the volume of our purchases. If market conditions change, suppliers may stop offering us favorable terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We occupy many of our facilities under long-term non-cancellable leases. If we close a facility, we are still obligated under the applicable lease. We may be unable to renew leases at the end of their terms.

Many of our facilities are located in leased premises. Many of our current leases are non-cancellable and typically have initial terms ranging from five to ten years, and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancellable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. The inability to terminate leases when idling a facility or exiting a geographic market can have a significant adverse impact on our business, financial condition, operating results and cash flows.

In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service, as the lease we are unable to renew. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated facility may not equal the revenue and profit generated at the existing one.

We may be unable to effectively manage our inventory and working capital as our sales volume increases, which could have a material adverse effect on us.

We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. This requires us to forecast our sales and purchases accordingly. In periods of growth, it can be especially difficult to forecast sales accurately. We must also manage our working capital to fund our inventory purchases. In the future, if we are unable to manage effectively our inventory and working capital as we attempt to grow our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The majority of our net sales are credit sales that are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, and the failure to collect or timely collect monies owed from customers could adversely affect us.

The majority of our net sales volume in fiscal 2017 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. During the housing downturn, several of our homebuilder customers defaulted on amounts owed to us or extended their payable days as a result of their financial condition. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our business, financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and ability to leverage such market share in the highly fragmented building products supply and services industry. The housing industry downturn resulted in significantly increased pricing pressures from production homebuilders and other customers. Continued consolidation among homebuilders, and changes in homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure which could adversely affect our business, financial condition, operating results and cash flows.

We may not timely identify or effectively respond to consumer needs, expectations, market conditions or trends, which could adversely affect our relationship with customers, the demand for our products and services and our market share.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is below our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our geographic markets, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity, then our fixed costs associated with excess manufacturing capacity could have a significant adverse effect on our business, financial condition, operating results and cash flows.

We may be unable to successfully implement our growth strategy, which includes pursuing strategic acquisitions and opening new facilities.

Our long-term business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on acceptable terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the housing downturn, our liquidity position or the requirements of the Credit Agreement could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our business, financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the DOT, work safety regulations promulgated by OSHA, employment regulations promulgated by the United States Equal Employment Opportunity Commission, regulations of the United States Department of Labor, federal and state environmental regulations, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our business, financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and/or substantial penalties that could adversely affect our business, financial condition, operating results and cash flows.

Our transportation operations are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our business, financial condition, operating results and cash flows. If we fail to comply adequately with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our business, financial condition, operating results and cash flows could be adversely affected.

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

Changes in legislation and government policy may have a material adverse effect on us.

The 2016 presidential and congressional elections in the United States have resulted in uncertainty with respect to, and could result in significant changes in, legislation and government policy. The 2018 midterm elections could add to this uncertainty. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, modifications to international trade policy and increased regulation related to the employment of foreign workers.

Immigration reform and enforcement continues to attract significant attention in the public arena, the United States Congress and at the state and local levels. We rely in part on a seasonal workforce which requires specific types of visas to enter the United States. If new or more restrictive immigration legislation is enacted at the federal level or in states in which we do business, or if existing regulations are interpreted or enforced differently, these changes could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business, including to find and hire replacement workers, or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was enacted during December 2017, which, among other provisions, limits mortgage interest and state and local tax deductions, including property taxes and state income taxes, which may affect demand for new homes. The limitation on state and local tax deductions may have a greater impact in high tax states such as California, which accounted for approximately 13% of our 2017 net sales. Future changes in federal income tax laws may also affect demand for new homes. From time to time, various proposals are discussed, which, if enacted, may have an adverse effect on the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our business, financial condition, operating results and cash flows.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

We are subject to income and other taxes in the United States. We are subject to ongoing tax audits in various jurisdictions. We regularly assess the likely outcome of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation.

As of December 31, 2017, we had a net deferred tax liability of $1.8 million. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in the United States. Future changes in tax legislation could have a significant adverse effect on our tax rate or the carrying value of our deferred tax assets and liabilities. Any of these changes could affect our financial performance.

We may not be able to utilize certain of our net operating loss carryforwards, which could harm our profitability.

We have net operating loss ("NOL") carryforwards to reduce future taxable income. Utilization of our NOL carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), and comparable provisions of state tax laws, due to changes in ownership of our company that may occur in the future. Under Section 382 and comparable provisions of state tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation's ability to carry forward its pre-change net operating losses to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change NOL carryforwards to reduce U.S. federal and state taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the eastern, southern and western United States. Any widespread disruption to our facilities resulting from fire, earthquake, hurricanes and other weather-related events, an act of terrorism, labor disputes, supply chain disruptions or any other cause could damage a significant portion of our inventory and could materially impair our ability to manufacture and distribute our products to customers. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. Disruptions to the national or local transportation infrastructure systems may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We are subject to exposure to environmental liabilities and are subject to environmental regulation.

We are subject to various federal, state and local environmental laws, ordinances, rules and regulations, including those promulgated by the United States Environmental Protection Agency and analogous state agencies. As current and former owners, lessees and operators of real property, we can be held liable for the investigation or remediation of contamination at or from such properties, in some circumstances irrespective of whether we knew of or caused such contamination. No assurance can be provided that investigation and remediation will not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of currently unknown environmental conditions, more stringent standards regarding existing contamination, or changes in legislation, laws, ordinances, rules or regulations or their interpretation or enforcement. More burdensome environmental regulatory requirements may increase our costs and adversely affect our business, financial condition, operating results and cash flows.

We are subject to health and safety laws and regulations and any failure to comply with any current or future laws or regulations could have a material adverse effect on us.

Manufacturing and building sites are inherently dangerous workplaces. Our work sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, manufacturing processes, and heavy products. As a result, we are subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise our operating costs. Our safety record can also impact our reputation. We maintain functional groups whose primary purpose is to ensure we implement effective work procedures throughout our organization and take other steps to ensure the health and safety of our work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable law could expose us to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our IT systems, which encompass all of our major business functions. A substantial disruption in our IT systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. Such delays, problems or costs may have a material adverse effect on our business, financial condition, operating results and cash flows.

We are subject to cybersecurity risks that could adversely affect us, and we may incur increasing costs in an effort to minimize those risks.

Our business relies on systems, including those of third parties with whom we do business, and a website that involve the storage and transmission of customers’ and employees' personal and proprietary information. Our systems and those of third parties with whom we do business have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber-attacks that include phishing-attacks, denial-of-service attacks, ransomware, malware and hacking. Breach of our systems or those of third parties with whom we do business could compromise our confidential information and that of our customers or employees, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation, significant legal and financial exposure, loss of intellectual property and reputational damage.

To date, we have not experienced a material breach of cybersecurity. As cyber-attacks become more sophisticated generally, and as we implement changes giving customers greater electronic access to our systems, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. Further, the regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business and those of third parties with whom we do business, and compliance with those requirements could result in additional costs. Despite our efforts, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks on our systems or those of the third parties with whom we do business. While we have implemented administrative and technical controls such as web filtering, endpoint and storage area network antivirus scanning and isolation, next-generation firewalls, a secure email gateway and mobile device administration, purchased cyber insurance coverage and taken other preventive actions to reduce the risk of cyber incidents and protect our IT, these measures, and other measures we may take in the future, can be expensive, and may be insufficient, circumvented or may become ineffective. Any of the foregoing risks and increased costs could have a material adverse effect on our business, financial condition, operating results and cash flows.

Insufficient insurance coverage could have a material adverse effect on us.

We carry insurance for general liability, auto liability and workers' compensation exposures subject to deductibles and/or self-insured retentions that we believe to be reasonable under the circumstances, and we self-insure for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. However, our insurance program does not cover, or may not adequately cover, every potential risk associated with our business and the consequences thereof. In addition, market conditions or any significant claim or a number of claims made by or against us could cause our premiums and deductibles to increase substantially and, in some instances, our coverage may be reduced or become entirely unavailable. In the future, we may not be able to obtain meaningful coverage at reasonable rates for a variety of risks, including certain types of environmental hazards and ongoing regulatory compliance. If our insurance coverage is insufficient, if we are not able to obtain sufficient coverage in the future, or if we are exposed to significant losses as a result of the risks for which we self-insure, any resulting costs or liabilities could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

During 2016 and 2017, the Company implemented the ERP system utilized by Legacy SBS ("the Legacy SBS ERP system") at certain Legacy BMHC and newly acquired locations. If the remaining implementation of the Legacy SBS ERP system across Legacy BMHC and newly acquired operations is not executed successfully, this could result in business interruptions and loss of customers. If we do not complete the remaining implementation timely and successfully, we may also incur additional costs associated with this project and a delay in our ability to improve existing operations, to support future growth and to take advantage of new applications and technologies.

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

Any of the foregoing could materially and negatively impact our business, financial condition, operating results and cash flows.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2017, our total debt was $377.3 million, which includes obligations under the senior secured notes due 2024 (the "Senior Notes") and our revolving credit facility (excluding unamortized debt issuance costs), as well as obligations under capital leases and certain other notes. This leverage could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our indebtedness; increasing our vulnerability to general adverse economic and industry conditions; requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; exposing us to the risk of increased interest rates as borrowings under certain of our indebtedness are subject to variable rates of interest; placing us at a competitive disadvantage compared to our competitors that have less debt; and limiting our ability to borrow additional funds.

We are substantially reliant on liquidity provided by our Second Amended and Restated Senior Secured Credit Agreement (the "Credit Agreement") and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the housing market improves and we execute our strategic growth plan. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control.

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
The Credit Agreement and Indenture governing our senior notes (the "Indenture") place limitations on our ability and the ability of our subsidiaries to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions and enter into unrelated businesses. The Credit Agreement also contains a financial covenant requiring us and our subsidiaries to maintain a Fixed Charge Coverage Ratio, as defined therein, of at least 1.00:1.00 at the end of any fiscal quarter during the period from the date that Excess Availability, as defined therein, under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10.0% of the Line Cap under the Credit Agreement until the date that Excess Availability has been greater than the greater of (i) $33.3 million and (ii) 10.0% of the Line Cap for a period of at least 30 consecutive days. The Credit Agreement and Indenture also contain various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Amounts owed under the Credit Agreement and Indenture may be accelerated and the lenders may exercise other remedies available to them upon the occurrence of various events of default set forth in the Credit Agreement and Indenture, including the failure to make principal or interest payments when due, breaches of covenants, representations and warranties set forth in the Credit Agreement and Indenture and defaults under other debt obligations. Acceleration of amounts owed under the Credit Agreement or the Indenture, or the exercise of other remedies available to holders of our debt, could materially and negatively impact our business, financial condition, operating results and cash flows.
Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including but not limited to:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	changes in the frequency of coverage or the failure of research analysts to cover, or downgrades in analyst recommendations regarding, our common stock;

•	general economic, industry and market conditions;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	sales of common stock by us or members of our management team;

•	the granting or exercise of employee stock options or other equity compensation;

•	volume of trading in our common stock; and

•	the impact of the factors described elsewhere in “Risk Factors.”

In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes have at times occurred without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially impact our share price.

We do not currently intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings to fund our growth. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon many factors, including our financial condition, operating results, projections, cash flows, earnings, legal requirements, restrictions in our indebtedness and agreements governing any other indebtedness we may enter into and other factors that our Board deems relevant. Accordingly, holders of our common stock may need to sell their shares to realize a return on their investment, and may not be able to sell their shares at or above the price paid for them.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.
There are 5.6 million shares authorized for issuance under the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan ("SBS 2013 Incentive Plan"), all of which are registered. As of January 31, 2018, approximately 3.4 million of these shares were available for issuance, not including shares underlying outstanding unvested restricted stock awards and restricted stock units ("RSUs") and outstanding vested and unvested stock options. In addition, as of January 31, 2018, there were issued and outstanding approximately (i) 0.1 million shares of nonvested stock, (ii) 0.7 million RSUs that convert into common stock upon vesting, and (iii) 0.7 million options for the purchase of common stock under the SBS 2013 Incentive Plan. Upon vesting, conversion or exercise as applicable, such registered shares can be freely sold in the public market. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our financial results could affect our stock price in the future.

Our revenues and operating results have historically varied from period-to-period and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. Any volatility in our financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of future performance.

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

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results, including fluctuations in our key metrics. The variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. This volatility could cause the market price of our shares to fall substantially and we could face costly lawsuits, including securities class action suits.

Certain provisions of our organizational documents and other contractual provisions may make it difficult for stockholders to change the composition of our Board of Directors and may discourage hostile takeover attempts.

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

•
the ability of our Board, without stockholder approval, to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

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

Our Charter opts us out of being subject to Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), an anti-takeover law. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our Charter contains anti-takeover provisions that are substantially similar in effect to Section 203 of the DGCL. The anti-takeover provisions in the Charter prohibit us from engaging in a business combination, such as a merger, with a person or group owning 15% or more of our voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. The Charter includes specified exceptions from anti-takeover provisions, which provide that (i) in certain circumstances (as described below), Davidson Kempner Capital Management LP, The Gores Group, LLC and their respective affiliates or associates (the “Grandfathered Stockholders”), and (ii) any person who would otherwise be an interested stockholder because of a transfer, assignment, conveyance, hypothecation, encumbrance or other disposition of 5% or more of our outstanding voting stock by any Grandfathered Stockholder to such person will be excluded from the “interested stockholder” definition in the Charter. At any time during the period beginning on the closing date of the Merger and ending on the third anniversary thereof, each Grandfathered Stockholder is permitted to own any amount less than 20% of our outstanding voting stock and will not be deemed an interested stockholder unless such Grandfathered Stockholder’s ownership level meets or exceeds 20% of our outstanding voting stock during such three-year period. From and after the third anniversary of the closing date of the Merger, each Grandfathered Stockholder is permitted to continue owning its respective ownership amount that it owns, together with its affiliates and associates, on such anniversary and will not be deemed an interested stockholder unless such Grandfathered Stockholder’s ownership level later exceeds such ownership amount of our outstanding voting stock. Moreover, each Grandfathered Stockholder, together with its affiliates and associates, may reduce its ownership amount at any time from and after the third anniversary of the effective time of the Merger; provided that, if such Grandfathered Stockholder reduces its ownership amount below the ownership amount of such Grandfathered Stockholder that exists on the third anniversary of the effective time of the Merger, such Grandfathered Stockholder may not increase its ownership amount above such reduced amount; provided, further, that if such Grandfathered Stockholder reduces its ownership amount below 15% of our outstanding voting stock after the third anniversary of the effective time of the Merger, such Grandfathered Stockholder may own any amount of voting stock below 15% of our outstanding voting stock, in the case of each of the foregoing provisos, without being deemed an interested stockholder.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on us and our stock price.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Therefore, our internal control over financial reporting will not prevent or detect all errors and all fraud.

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

Additionally, the Company may experience material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company’s ability to accurately report its cash flows, results of operations or financial condition. If the Company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines the Company has a material weakness or significant deficiency in its internal control over financial reporting, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its common stock could decline and the Company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict its future access to the capital markets and negatively impact the price and trading market for our common stock.

Our Charter includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owned by any director, officer or other employee of the Company to the Company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding such exclusive forum clause, a court could rule that such a provision is inapplicable or unenforceable.

We are a holding company and depend on the cash flow of our subsidiaries.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and their ability to make payments, directly or indirectly, to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing operations across 149 facilities in 18 states throughout the eastern, southern and western United States. These branches are supported from our headquarters in Atlanta, Georgia and our main operating center in Raleigh, North Carolina. Many of our operations are co-located within a single facility: we have 101 distribution operations, 48 millwork fabrication operations, 51 structural component fabrication operations, and 8 flooring distribution operations.

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

As of January 31, 2018, we lease 95 facilities, including our corporate and branch support offices, and own 54 facilities. Many of our leases are non-cancellable and typically have an initial operating lease term of five to ten years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and maintenance expenses associated with the properties.

Item 3.    Legal Proceedings
We are currently involved in various claims, legal proceedings and lawsuits incidental to the conduct of our business in the ordinary course. We are a defendant in various pending lawsuits, legal proceedings and claims arising from assertions of alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other claims. We carry insurance in such amounts in excess of our self-insurance retentions and/or deductibles as we believe to be reasonable under the circumstances although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.
On August 30, 2017, Region 10 of the U.S. Environmental Protection Agency (the “EPA”) sent a notice of intent to us, alleging certain violations of the Clean Water Act with respect to industrial stormwater permitting regarding monitoring, inspections, benchmarks and record keeping at our Everett, Washington facility. The EPA asserted that the alleged violations may subject us to administrative or civil penalties. On January 9, 2018, the Company and the EPA reached a settlement in an amount of less than $0.1 million. A consent agreement is being prepared and, once finalized, the EPA will publish notice of the Consent Agreement for a 30-day comment period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Stock Market under the symbol “BMCH”. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2017
First quarter	$23.10	$17.45
Second quarter	$23.90	$19.27
Third quarter	$22.55	$18.20
Fourth quarter	$25.70	$20.10
2016
First quarter	$17.06	$12.14
Second quarter	$19.99	$16.01
Third quarter	$21.50	$17.34
Fourth quarter	$20.15	$15.45
Holders of Record

As of January 31, 2018, there were approximately 80 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Dividend Policy

We do not plan to pay a regular dividend on our common stock. The declaration and payment of all future dividends, if any, will be at the discretion of our Board and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by the Credit Agreement and Indenture or the agreements governing any indebtedness we may incur in the future, applicable laws and other factors that our Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Stock Performance Graph

The following graph shows a comparison from August 9, 2013 (the date trading commenced on our common stock on the Nasdaq) through December 31, 2017 of the cumulative return for our common stock, the Russell 2000 Index and the S&P 600 Building Products Index (ticker symbol "^SP600-201020"). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends).

Item 6.    Selected Financial Data

On December 1, 2015, BMHC and SBS completed the Merger. As the Merger constituted a reverse acquisition for accounting purposes under generally accepted accounting principles in the United States, the historical financial statements of the Company reflect only the operations and financial condition of BMHC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger. The selected consolidated financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 were derived from BMHC's consolidated financial statements, which are not included herein.

The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this Annual Report on Form 10-K:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of operations data:
Net sales	$3,365,968	$3,093,743	$1,576,746	$1,311,498	$1,210,156
Gross profit	795,515	741,965	361,410	295,074	256,547
Selling, general and administrative expenses	619,546	571,799	306,843	229,316	200,588
Net income (loss)	57,425	30,880	(4,831)	94,032	21,655
Net income (loss) per share - basic	0.86	0.47	(0.12)	2.42	0.57
Net income (loss) per share - diluted	$0.85	$0.46	$(0.12)	$2.39	$0.56

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$93,934	$106,888	$743	$30,732	$15,357
Investing activities	(88,271)	(33,729)	(135,076)	(16,262)	(63,999)
Financing activities	(2,830)	(65,331)	72,160	(424)	96,098

Other financial data:
Depreciation and amortization	$69,217	$68,680	$24,589	$15,457	$13,767
Capital expenditures	63,278	38,067	31,319	28,275	15,057

Balance sheet data (at period end):
Total current assets	$734,137	$666,942	$613,960	$358,095	$323,262
Property and equipment, net of accumulated depreciation	295,820	286,741	295,978	140,435	122,930
Total assets	1,473,350	1,395,014	1,371,139	581,853	459,805
Total debt and capital lease obligations (including current portion)	371,636	376,563	426,840	263,449	257,276
Total stockholders' equity	746,899	680,601	628,932	179,078	82,229

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

Under generally accepted accounting principles in the United States, the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMHC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMHC prior to the Merger. The operating results of SBS are included as part of the Company's reported results beginning on the closing date of the Merger.

We are one of the leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products including millwork, doors, windows and structural components such as EWP, floor and roof trusses and wall panels. Our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services such as design, product specification, installation and installation management.

As part of our initiatives to execute our strategic plan, including growing our value-added product and service offerings and expanding our presence in the professional remodeling space, we plan to expand our business through organic and acquisitive means. The 18 states in which we operate accounted for approximately 65% of 2017 U.S. single-family housing permits according to the U.S. Census Bureau. In these 18 states, we operate in 43 metropolitan areas, which accounted for approximately half of the permits issued in those states, according to the U.S. Census Bureau, providing significant opportunity for growth.

Our net sales for the year ended December 31, 2017 increased 8.8% compared to the year ended December 31, 2016. We estimate net sales increased 2.8% due to organic sales volume, 1.8% due to the acquisitions of Code Plus Components, LLC ("Code Plus") and Texas Plywood & Lumber Company, Inc. ("TexPly") and 4.2% due to commodity price inflation. Our gross margin was 23.6% for the year ended December 31, 2017 compared to 24.0% for the prior year period. We recorded income from operations of $101.2 million during the year ended December 31, 2017, compared with $83.7 million during the year ended December 31, 2016. See further discussion in “-Operating Results” below.

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
Merger and acquisitions
On April 3, 2017, the Company completed the acquisition of TexPly, a supplier of production millwork and doors in the Dallas-Fort Worth area, for a purchase price of $31.7 million, including the purchase of real estate.

On March 27, 2017, the Company completed the acquisition of Code Plus, a truss manufacturer located in Martinsburg, West Virginia serving the Washington DC market, for a purchase price of $7.1 million.

As discussed above, on December 1, 2015, SBS completed the Merger with privately-held BMHC in accordance with the terms of the Merger Agreement, pursuant to which BMHC merged with and into SBS.

On September 1, 2015, BMHC purchased certain assets and assumed certain liabilities of Marietta, Georgia-based Robert Bowden Inc. ("RBI") for a purchase price of $102.4 million. RBI has three locations in the Atlanta, Georgia area and sells millwork and window products to homebuilders and residential contractors.

On May 1, 2015, BMHC completed the acquisition of Vidalia, Georgia-based VNS Corporation ("VNS") for a purchase price of $47.1 million. VNS has nine locations in southern Georgia and sells building materials and provides construction services in the southeastern United States.

Net sales increased by approximately $54.3 million for the year ended December 31, 2017 as a result of the acquisitions of TexPly and Code Plus. For the year ended December 31, 2016, net sales increased by approximately $1.4 billion as a result of the Merger and acquisitions of RBI and VNS.

See Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our acquisitions.

Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing, the availability of qualified trade laborers, the health of the economy and mortgage markets and the availability of personal income tax deductions related to home ownership, some of which were limited by the 2017 Tax Act. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, were 0.55 million, 0.60 million and 0.66 million in 2015, 2016 and 2017, respectively.
As of November 2017, Dodge Data & Analytics (formerly McGraw-Hill) forecasted that U.S. single-family housing starts will increase approximately 7% in 2018. Additionally, the S&P Corelogic Case-Shiller Home Price Index, a leading measure of pricing for the U.S. residential housing market, has increased on a year-over-year basis for 67 straight months as of November 2017 and in November 2017, the index reached its highest levels ever.

According to the U.S. Census Bureau, multi-family housing starts in the United States reached a low of 0.11 million in 2009, but reached levels of 0.40 million, 0.39 million and 0.35 million in 2015, 2016 and 2017, respectively. While this end market has receded since 2015, the multi-family space represents a significant opportunity for us to capture additional market share and provide value-added solutions.

The professional remodeling space, when compared to new home construction, tends to be less price sensitive and more resilient to broader economic conditions. As of September 2017, the Home Improvement Research Institute estimated 2017 and 2018 U.S. sales of home maintenance, repair and improvement products to the professional market would reach approximately $103 billion and $106 billion, respectively, compared to sales of approximately $94 billion and $100 billion in 2015 and 2016, respectively. Several factors, including the overall age of the U.S. housing stock, rising home prices, availability of consumer capital at historically low interest rates and focus on energy efficiency may drive long-term growth in repair and remodeling expenditures.

Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. We believe continued strong employment levels, access to financing and strong consumer confidence will be necessary to increase household formation rates. We believe improved household formation rates in turn will increase demand for housing and stimulate new construction.
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

	Year Ended December 31,
	2017 Versus 2016	2017 Average Price	2016 Versus 2015	2016 Average Price	2015 Versus 2014	2015 Average Price
Framing lumber prices	19%	$413	5%	$346	(14)%	$330
Structural panel prices	18%	$437	1%	$370	(5)%	$365
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
Consolidation of production homebuilders
Over the past ten years, the homebuilding industry has undergone consolidation and many production homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. We expect that our ability to maintain strong relationships with the largest production homebuilders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. This could impact our gross margins if the market share held by the largest production homebuilders continues to increase.

Our ability to control expenses

We pay close attention to managing our working capital and operating expenses. We employ a LEAN process operating philosophy, which encourages continuous improvement in our core processes to minimize waste, improve customer service, increase expense productivity, improve working capital and maximize profitability and cash flow. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and have implemented GPS-enabled telematics technology across our delivery fleet to improve customer service, driver safety and the productivity of our shipping and handling costs.

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

Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: new single-family homebuilders, professional remodeling contractors, and multi-family builders and light commercial builders. The following table reflects our estimate of net sales by each customer type. Certain prior year amounts have been reclassified to conform to the current year presentation.

	2017			2016			2015
(in thousands)	Net Sales	% of Sales	% Change vs. 2016	Net Sales	% of Sales	% Change vs. 2015	Net Sales	% of Sales
Single-family homebuilders	$2,523,572	75.0%	11.6%	$2,262,124	73.1%	79.7%	$1,258,938	79.8%
Professional remodeling contractors	379,933	11.3%	2.4%	371,018	12.0%	174.5%	135,184	8.6%
Other (including multi-family & light commercial builders)	462,463	13.7%	0.4%	460,601	14.9%	152.2%	182,624	11.6%
Total net sales	$3,365,968	100.0%	8.8%	$3,093,743	100.0%	96.2%	$1,576,746	100.0%
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
Freight costs and fuel charges

A portion of our shipping and handling costs is comprised of diesel and other fuels purchased for our delivery fleet and handling equipment. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $2.65, $2.31 and $2.71 for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, we incurred costs of approximately $14.8 million within selling, general and administrative expenses for diesel and other fuels used for our delivery fleet and handling equipment. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.

Operating Results
The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Year Ended December 31,
(in thousands)	2017		2016		2015
Net sales	$3,365,968	100.0%	$3,093,743	100.0%	$1,576,746	100.0%
Cost of sales	2,570,453	76.4%	2,351,778	76.0%	1,215,336	77.1%
Gross profit	795,515	23.6%	741,965	24.0%	361,410	22.9%
Operating expenses:
Selling, general and administrative expenses	619,546	18.4%	571,799	18.5%	306,843	19.5%
Depreciation expense	43,022	1.3%	38,441	1.2%	15,700	1.0%
Amortization expense	16,003	0.5%	20,721	0.7%	3,626	0.2%
Merger and integration costs	15,336	0.5%	15,340	0.5%	22,993	1.5%
Impairment of assets	435	0.0%	11,928	0.4%	—	0.0%
Income from operations	101,173	3.0%	83,736	2.7%	12,248	0.8%
Other income (expenses)
Interest expense	(25,036)	(0.7)%	(30,131)	(1.0)%	(27,552)	(1.7)%
Loss on debt extinguishment	—	0.0%	(12,529)	(0.4)%	—	0.0%
Other income, net	5,690	0.2%	4,070	0.1%	784	0.0%
Income (loss) before income taxes	81,827	2.4%	45,146	1.5%	(14,520)	(0.9)%
Income tax expense (benefit)	24,402	0.7%	14,266	0.5%	(9,689)	(0.6)%
Net income (loss)	$57,425	1.7%	$30,880	1.0%	$(4,831)	(0.3)%
2017 compared to 2016
Net sales

For the year ended December 31, 2017, net sales increased $272.2 million, or 8.8%, to $3,366.0 million from $3,093.7 million during the year ended December 31, 2016. The increase in net sales was primarily driven by the impact of commodity price inflation of approximately 4.2% and increased volume of approximately 2.8% related to existing operations, while the acquisitions of Code Plus and TexPly increased net sales by approximately 1.8%.

We estimate approximately 75% of our net sales for the year ended December 31, 2017 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 9.4% for the year ended December 31, 2017 as compared to the prior year, while single-family houses completed increased 8.7% during the same time period. Increases in net sales from Texas and California accounted for approximately 42% of the total increase in net sales for the year ended December 31, 2017, while the Company experienced a decrease in net sales in Georgia of less than 1% of overall net sales.

The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	2017		2016
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$522,619	15.5%	$461,761	14.9%	13.2%
Lumber & lumber sheet goods	1,114,219	33.1%	938,563	30.3%	18.7%
Millwork, doors & windows	907,377	27.0%	894,889	28.9%	1.4%
Other building products & services	821,753	24.4%	798,530	25.9%	2.9%
Total net sales	$3,365,968	100.0%	$3,093,743	100.0%	8.8%

The impact of commodity price inflation during the year ended December 31, 2017 contributed to the increase in net sales in our lumber & lumber sheet goods and structural components product categories.

Cost of sales
For the year ended December 31, 2017, cost of sales increased $218.7 million, or 9.3%, to $2,570.5 million from $2,351.8 million during the year ended December 31, 2016. Cost of sales for the year ended December 31, 2016 includes $2.9 million of expense incurred in relation to the sell-through of inventory which was stepped up in value in connection with the Merger. We estimate our cost of sales increased approximately 5.0% as a result of commodity cost inflation, 2.8% as a result of increased sales volumes related to existing operations and 1.6% related to the acquisitions of Code Plus and TexPly, partially offset by a 0.1% decrease as a result of the sell-through of inventory which was stepped up in value.
Gross profit
For the year ended December 31, 2017, gross profit increased $53.6 million, or 7.2%, to $795.5 million from $742.0 million for the year ended December 31, 2016, driven primarily by increased sales volumes and commodity price inflation. Our gross margin was 23.6% for the year ended December 31, 2017 and 24.0% for the year ended December 31, 2016. This decline resulted primarily from a decline in gross margin in lumber & lumber sheet goods and structural components and a greater percentage of total net sales derived from lumber & lumber sheet goods, which generally generate lower margins. Gross profit for the year ended December 31, 2016 was impacted by $2.9 million, or 0.1% of net sales, in relation to the sell-through of inventory which was stepped up in value in connection with the Merger.
Operating expenses
For the year ended December 31, 2017:

•
selling, general and administrative expenses increased $47.7 million, or 8.4%, to $619.5 million, or 18.4% of net sales, from $571.8 million, or 18.5% of net sales, for the year ended December 31, 2016. Approximately $16.5 million of this increase related to increased shipping and handling costs to serve higher sales volumes related to existing operations, $12.5 million related to selling, general and administrative expenses of TexPly and Code Plus, $5.6 million related to an increase in the provision for workers' compensation claims and $5.5 million related to increased health care costs. The remaining increase was primarily due to costs associated with five newly-opened facilities of approximately $4.7 million.

•
depreciation expense increased $4.6 million, or 11.9%, to $43.0 million from $38.4 million during the year ended December 31, 2016. This increase primarily relates to replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $16.0 million compared to $20.7 million in the prior year. This decrease resulted from certain intangible assets that became fully amortized in 2016, partially offset by the amortization of intangible assets acquired in the Code Plus and TexPly acquisitions.

•
the Company incurred $15.3 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees compared to $15.3 million for the year ended December 31, 2016. During the year ended December 31, 2017, the Company recognized approximately $2.8 million of expense related to the discontinuance of the new third-party software BMHC selected in 2013 for its planned Enterprise Resource Planning system ("New ERP") (see Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description of the New ERP).

•
the Company recognized asset impairment charges of $0.4 million related to the write down of real estate held for sale to the lower of depreciated cost or estimated fair value less expected disposition costs. During the year ended December 31, 2016, the Company decided to integrate all operations under the ERP system utilized by Legacy SBS, and to discontinue use of the New ERP (see Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description of the New ERP). In connection with this decision, the Company impaired capitalized software costs that had previously been recorded as construction-in-progress within property and equipment on the consolidated balance sheets.

Interest expense

For the year ended December 31, 2017, interest expense was $25.0 million compared to $30.1 million for the year ended December 31, 2016. This decrease relates primarily to reduced average borrowings under the revolving line of credit under the Credit Agreement (the "Revolver") and a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes (the "Extinguished Senior Notes") with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.7 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.

Loss on debt extinguishment

For the year ended December 31, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million. There were no similar costs in 2017.

Other income, net

For the year ended December 31, 2017, other income, net was $5.7 million, which consisted primarily of income related to the final settlement of insurance claims made by the Company for a fire at one of the Company's facilities during 2015, income from tax incentive programs and service charges assessed on past due accounts receivable. For the year ended December 31, 2016, other income, net was $4.1 million, which consisted primarily of insurance proceeds received during the year ended December 31, 2016 related to a fire at one of the Company's facilities during 2015 and service charges assessed on past due accounts receivable.

Income tax

For the years ended December 31, 2017 and 2016, income tax expense was $24.4 million and $14.3 million, respectively. The effective tax rate for the year ended December 31, 2017 was 29.8% compared to 31.6% for the year ended December 31, 2016. For the year ended December 31, 2017, the Company's effective tax rate was lower than the Company's federal and state statutory rates primarily due to the enactment of the 2017 Tax Act, an Internal Revenue Code ("IRC") section 199 manufacturing deduction, and excess windfall tax benefits of stock compensation deductions. Excluding the impacts of the 2017 Tax Act, our effective income tax rate in 2017 would have been 34.2%. The 2017 Tax Act, among other things, reduces the federal corporate income tax rate to 21% from 35%, effective January 1, 2018, resulting in a net income tax benefit of $3.6 million in 2017 primarily related to a reduction of our net deferred tax liability. For the year ended December 31, 2016, the Company's effective tax rate was lower than the Company's federal and state statutory rates primarily due to the adoption of a state tax position related to IRC section 382 limitations on a state net operating loss carryforward, excess windfall tax benefits of stock compensation deductions, and an IRC section 199 manufacturing deduction.

The Company expects our 2018 annual effective tax rate to be lower than our current year effective tax rate primarily due to a reduction in the federal corporate income tax rate to 21%. In addition to the lower corporate income tax rate, other tax law changes related to the 2017 Tax Act that may impact our Company's tax provision in subsequent years include, but are not limited to, the acceleration of tax depreciation for certain assets, repeal of the section 199 manufacturing deduction, additional limitations on executive compensation and limitations on the deductibility of interest.
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

We estimate approximately 73% of our net sales for the year ended December 31, 2016 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 8.7% for the year ended December 31, 2016 as compared to the prior year, while single-family houses completed increased 13.6% during the same time period.

The following table shows net sales classified by major product category. Certain prior year amounts have been reclassified to conform to the current year presentation.

	2016		2015
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$461,761	14.9%	$249,371	15.8%	85.2%
Lumber & lumber sheet goods	938,563	30.3%	459,446	29.1%	104.3%
Millwork, doors & windows	894,889	28.9%	442,675	28.1%	102.2%
Other building products & services	798,530	25.9%	425,254	27.0%	87.8%
Total net sales	$3,093,743	100.0%	$1,576,746	100.0%	96.2%
Cost of sales
For the year ended December 31, 2016, cost of sales increased $1,136.4 million, or 93.5%, to $2,351.8 million from $1,215.3 million during the year ended December 31, 2015. We estimate our cost of sales increased approximately 92.1% as a result of the Merger and acquisitions of VNS and RBI, while organic change accounted for an increase of 1.4%. Cost of sales for the years ended December 31, 2016 and 2015 includes $2.9 million and $10.3 million, respectively, of expense incurred in relation to the sell-through of Legacy SBS inventory which was stepped up in value in connection with the Merger.

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

Income tax

For the year ended December 31, 2016, income tax expense was $14.3 million compared to income tax benefit of $9.7 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 31.6% compared to 66.7% for the year ended December 31, 2015. For the year ended December 31, 2016, the Company's effective tax rate was lower than the Company's federal and state statutory rates primarily due to the adoption of a state tax position related to IRC section 382 limitations on a state net operating loss carryforward, excess windfall tax benefits of stock compensation deductions, and an IRC section 199 manufacturing deduction. For the year ended December 31, 2015, the Company's effective tax rate was higher than the Company's federal and state statutory rates primarily due to adopting a tax position related to IRC section 382 limitations on its federal and state net operating loss carryforwards and other built-in losses.
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
Our liquidity at December 31, 2017 was $320.0 million, which includes $11.8 million in cash and cash equivalents and $308.2 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $418.9 million and $364.1 million as of December 31, 2017 and 2016, respectively, as summarized in the following table:

(in thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$11,750	$8,917
Accounts receivable, net of allowances	322,892	313,304
Inventories, net	309,060	272,276
Other current assets	90,435	72,445
Accounts payable, accrued expenses and other current liabilities	(307,538)	(291,657)
Current portion of long-term debt and capital lease obligations	(7,739)	(11,155)
Total net current assets	$418,860	$364,130

Accounts receivable, net, increased $9.6 million from December 31, 2016 to December 31, 2017 primarily due to increases in sales, partially offset by a decrease in days sales outstanding (measured against net sales in the fourth quarter of each period), which were 38 days at December 31, 2016 and 35 days at December 31, 2017.

Inventories, net, increased $36.8 million from December 31, 2016 to December 31, 2017 primarily due to commodity price inflation and increases in sales. Inventory days on hand (measured against cost of sales in the fourth quarter of each period) were 43 days at December 31, 2017 and 2016.

Accounts payable, accrued expenses and other current liabilities increased $15.9 million from December 31, 2016 to December 31, 2017 primarily due to an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.
Cash flows from operating activities
Net cash provided by operating activities was $93.9 million, $106.9 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income (loss)	$57,425	$30,880	$(4,831)
Non-cash expenses	74,548	79,629	39,895
Change in deferred income taxes	2,318	(3,571)	(5,892)
Impairment of assets	435	11,928	—
Loss on debt extinguishment	—	12,529	—
Change in working capital and other assets and liabilities	(40,792)	(24,507)	(28,429)
Net cash provided by operating activities	$93,934	$106,888	$743
Net cash provided by operating activities decreased by $13.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This decrease was primarily related to an increase in cash paid for income taxes, net of refunds, of $14.6 million, which resulted from an increase in taxable income and the utilization during the year ended December 31, 2016 of income tax overpayments made during the year ended December 31, 2015. Changes in other assets and liabilities relate primarily to the timing of cash received from customers and cash paid to vendors.
Net cash provided by operating activities increased by $106.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily related to improved profitability and the effects of the Merger, whereby the year ended December 31, 2016 contains a full year of Legacy SBS cash flows, while the year ended December 31, 2015 only contains the cash flows of Legacy SBS beginning on the date that the Merger was completed, December 1, 2015.

Cash flows from investing activities
Net cash used in investing activities was $88.3 million, $33.7 million and $135.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Purchases of property, equipment and real estate	$(63,278)	$(38,067)	$(31,319)
Purchases of businesses, net of cash acquired	(38,438)	—	(149,485)
Proceeds from sale of property, equipment and real estate	13,445	3,187	3,280
Insurance proceeds	—	1,151	—
Change in restricted assets	—	—	36,106
Cash acquired in the Merger	—	—	6,342
Net cash used in investing activities	$(88,271)	$(33,729)	$(135,076)
Cash used for the purchase of property, equipment and real estate for the years ended December 31, 2017, 2016 and 2015 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations. Proceeds from the sale of property, equipment and real estate during the year ended December 31, 2017 relates primarily to the sale of real estate of $12.7 million.
Purchases of businesses, net of cash acquired, for the year ended December 31, 2017 relate to the acquisitions of Code Plus and TexPly and for the year ended December 31, 2015, relate to the acquisitions of VNS and RBI, as discussed in "Factors Affecting our Operating Results" above.
During the year ended December 31, 2016, the Company received insurance proceeds related to a fire at one of the Company's facilities during 2015, of which $1.2 million related to property, plant and equipment damaged in the fire.
During 2013, BMHC deposited $46.4 million in a separate bank account to collateralize letters of credit related to insurance claims for periods prior to January 2010. During 2015, BMHC was able to release the majority of these amounts into unrestricted cash as a result of reductions in claims and the transfer of the risk of loss of certain claims to a reinsurer in January 2015. In connection with the Credit Agreement entered into on December 1, 2015, the Company was able to release the remaining cash collateral into unrestricted cash.
Cash acquired in the Merger of $6.3 million represents cash and cash equivalents of SBS on the closing date of the Merger.
Cash flows from financing activities
Net cash (used in) provided by financing activities was $(2.8) million, $(65.3) million and $72.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net proceeds from (repayments of) Revolver	$4,462	$(152,260)	$84,546
Payments on capital leases and other notes	(12,553)	(12,103)	(10,623)
Payments of debt issuance costs	(38)	(7,011)	(3,567)
Proceeds from issuance of Senior Notes	—	350,000	—
Redemption of Extinguished Senior Notes	—	(250,000)	—
Proceeds from issuance of common stock, net of offering costs	—	13,776	—
Payments of debt extinguishment costs	—	(8,438)	—
Borrowings under other notes	—	—	2,491
Other financing activities, net	5,299	705	(687)
Net cash (used in) provided by financing activities	$(2,830)	$(65,331)	$72,160

For the year ended December 31, 2017, the Company had proceeds from the Revolver, net of repayments, of $4.5 million. The Company made net repayments of $152.3 million on the Revolver during the year ended December 31, 2016. Approximately $74 million of this repayment was funded through net proceeds from the September 2016 Senior Notes issuance, after payment of accrued interest, debt issuance costs and the call premium. Proceeds from the Revolver, net of repayments, of $84.5 million for the year ended December 31, 2015 relates primarily to amounts borrowed to purchase RBI in September 2015, as well as purchases of property and equipment.
Payments on capital leases and other notes increased during the years ended December 31, 2017 and 2016 compared to the year ended December 31, 2015 due primarily to new financing of handling equipment to support higher sales volumes as well as one-time payments made during the year ended December 31, 2017 related to the payoff of certain other notes.

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

Borrowings under other notes for the year ended December 31, 2015 relate to notes secured by certain operating equipment. No such borrowings were made during the years ended December 31, 2017 and 2016.

Proceeds from the exercise of stock options, which are included in other financing activities, net, were $3.4 million, $1.3 million and $0 for the years ended December 31, 2017, 2016 and 2015, respectively. Other financing activities, net also includes net activity related to secured borrowings and purchases of treasury stock in connection with shares withheld on vesting and exercises of equity awards.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2018 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate to be approximately $55.0 million to $65.0 million primarily related to vehicles and equipment, including lease buyouts, and facility and technology investments to support our operations. We are still evaluating the impact of the 2017 Tax Act on our level of capital expenditures, which may incentivize us to increase our level of capital spending during 2018.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of December 31, 2017.

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

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.75% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.75% based on Revolver availability).The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%.

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2018. We were in compliance with all covenants under the Credit Agreement as of December 31, 2017.

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

We had outstanding borrowings of $4.5 million with net availability of $308.2 million as of December 31, 2017. The interest rate on borrowings outstanding as of December 31, 2017, all of which were Base Rate borrowings, was 4.75%. We had $62.3 million in letters of credit outstanding under the Credit Agreement as of December 31, 2017.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2017. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. We have not included liabilities related to self-insurance reserves in the table below, as these reserves represent an estimate of our future obligations and do not represent cash requirements arising from contractual payment obligations. Purchase orders made in the ordinary course of business and commitments that are cancellable on 30 days' notice are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the consolidated balance sheets as accounts payable and accrued liabilities.

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	Thereafter
Senior Notes obligations (1)	$484.8	$19.3	$38.5	$38.5	$388.5
Revolver obligations (2)	5.1	0.2	4.9	$—	$—
Capital lease obligations (3)	24.4	8.5	12.4	2.8	0.7
Operating lease obligations (4)	138.6	27.6	44.4	29.3	37.3
Purchase commitments (5)	7.1	7.1	—	—	—
Other long-term debt (6)	0.4	0.1	0.3	—	—
Total	$660.4	$62.8	$100.5	$70.6	$426.5

(1)
Represents principal of $350.0 million and semi-annual interest payments at a 5.5% interest rate. The Senior Notes mature in October 2024. For further information, refer to Note 9 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Represents principal of $4.5 million and interest payments of $0.6 million, based on outstanding borrowings and interest rates in effect under the Revolver as of December 31, 2017. To the extent that a decrease in eligible accounts receivable, credit card receivables and inventory reduces the maximum availability under the Revolver below the amount then outstanding, amounts outstanding could become due sooner than reflected in the table. The Revolver matures at the earlier of December 1, 2020 or the date that is three months prior to the maturity date of the Senior Notes. For purposes of this table, as the Senior Notes mature on October 1, 2024, we have assumed a maturity date of December 1, 2020. For further information, refer to Note 9 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Represents payments under our capital leases for real estate, fleet vehicles and various equipment. For further information, refer to Note 12 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Represents payments under our operating leases, primarily for buildings, improvements and equipment. For further information, refer to Note 12 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(5)
Consists primarily of obligations to purchase vehicles which are enforceable and legally binding on us. Excludes purchase orders made in the ordinary course of business that are short-term or cancellable.

(6)
Represents payments on a term note secured by real property which matures in February 2021. The interest rate is 7.0%. For further information, refer to Note 9 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, other than operating leases described above and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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

Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), including subsequent amendments to the initial guidance, which provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Refer to Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company's adoption of ASU 2014-09.

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

Inventories

Inventories consist primarily of materials purchased for resale, including lumber and sheet goods, millwork, doors and windows as well as certain manufactured products, and are carried at the lower of cost or net realizable value. The cost of substantially all of our inventories is determined by the weighted average cost method, which approximates the first-in, first-out approach. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results, a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. At least quarterly, each branch’s perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationships with certain key suppliers, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

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

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment, for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. Beginning January 1, 2017, following the realignment of certain markets which resulted in the consolidation of the Company's historical Mountain West division into the Intermountain division, the Company's five operating segments, which have been determined to be the Company's reporting units, are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. Following the realignment, the chief operating decision maker continues to review aggregate information to allocate resources and assess performance. Based on this, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions both before and after the realignment, the Company has aggregated its operating segments into one reportable segment. We complete our annual impairment assessment during the third quarter of each year. We did not recognize any impairment for the years ended December 31, 2017, 2016 and 2015.

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

Stock based compensation

During the year ended December 31, 2017, the Company granted restricted stock unit awards and performance restricted stock unit awards to certain employees and directors.

We account for restricted stock unit awards by recording compensation expense over the requisite service period, using graded vesting, based on the award’s fair value at the date of grant. The fair value of restricted stock unit awards is based on the price of our publicly traded common stock at the date of grant. For restricted stock unit awards with performance conditions, we record compensation expense based on the expected number of units that will vest, which is adjusted, as appropriate, throughout the performance period.

We account for stock options granted to employees by recording compensation expense based on the award’s fair value, estimated on the date of grant using the Black-Scholes option-pricing model, which uses inputs including the fair value per share of our common stock, volatility, expected term of the awards, dividend yield and risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management's judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, share-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

The Company accounts for forfeitures as they occur.

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

During 2017, the Company evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. As of December 31, 2017, we concluded that it is more likely than not that we will realize the benefit of our deferred tax assets, net of a state tax valuation allowance of $0.1 million.

ASC 740 also prescribes a recognition threshold and certain measurement principles for the financial statements related to tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties associated with income taxes, accounting in interim periods, disclosures and transition requirements. As of December 31, 2017 and 2016, the Company recognizes no material uncertain tax positions.

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has recognized the net tax benefit of $3.6 million related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis based on information currently available. The 2017 Tax Act may be subject to technical amendments, as well as interpretations and implementing regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018.

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
Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During 2017, 2016 and 2015, we did not use any interest rate swap contracts to manage this risk. An increase (decrease) in interest rates of 100 basis points on our variable-rate debt would increase (decrease) our annual interest expense by less than $0.1 million (based on our borrowings as of December 31, 2017).
Commodity Price Risk
Many of the products we purchase and resell are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in, or disruptions to, industry production capacity and changes in inventory levels and other factors beyond our control. During 2017, 2016 and 2015, we did not manage commodity price risk with derivative instruments, except for immaterial lumber future contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Commodity nature of our products" for further discussion. We estimate that a 1% increase (decrease) in the cost of lumber & lumber sheet goods, assuming no offsetting pricing changes, would decrease (increase) our annual operating income by approximately $9.4 million (based on our operating results for the year ended December 31, 2017). However, we would likely adjust our pricing to offset any significant changes in our cost of goods.

Item 8    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
BMC Stock Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BMC Stock Holdings, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2018

We have served as the Company’s auditor since 2015.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$11,750	$8,917
Accounts receivable, net of allowances	322,892	313,304
Inventories, net	309,060	272,276
Costs in excess of billings on uncompleted contracts	28,738	26,373
Income taxes receivable	3,748	2,437
Prepaid expenses and other current assets	57,949	43,635
Total current assets	734,137	666,942
Property and equipment, net of accumulated depreciation	295,820	286,741
Deferred income taxes	—	550
Customer relationship intangible assets, net of accumulated amortization	166,306	164,191
Other intangible assets, net of accumulated amortization	1,306	3,024
Goodwill	261,792	254,832
Other long-term assets	13,989	18,734
Total assets	$1,473,350	$1,395,014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$174,583	$165,540
Accrued expenses and other liabilities	96,262	88,786
Billings in excess of costs on uncompleted contracts	18,428	15,691
Interest payable	4,769	5,619
Current portion:
Long-term debt and capital lease obligations	7,739	11,155
Insurance reserves	13,496	16,021
Total current liabilities	315,277	302,812
Insurance reserves	38,470	39,184
Long-term debt	349,059	344,827
Long-term portion of capital lease obligations	14,838	20,581
Deferred income taxes	1,768	—
Other long-term liabilities	7,039	7,009
Total liabilities	726,451	714,413
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.3 million and 66.8 million shares issued, and 67.1 million and 66.7 million outstanding at December 31, 2017 and December 31, 2016, respectively	673	668
Additional paid-in capital	659,440	649,280
Retained earnings	90,607	33,182
Treasury stock, at cost, 0.2 million and 0.1 million shares at December 31, 2017 and December 31, 2016, respectively	(3,821)	(2,529)
Total stockholders' equity	746,899	680,601
Total liabilities and stockholders' equity	$1,473,350	$1,395,014

The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Net sales
Building products	$2,561,454	$2,336,041	$1,146,190
Construction services	804,514	757,702	430,556
	3,365,968	3,093,743	1,576,746
Cost of sales
Building products	1,906,583	1,725,843	864,485
Construction services	663,870	625,935	350,851
	2,570,453	2,351,778	1,215,336
Gross profit	795,515	741,965	361,410

Selling, general and administrative expenses	619,546	571,799	306,843
Depreciation expense	43,022	38,441	15,700
Amortization expense	16,003	20,721	3,626
Merger and integration costs	15,336	15,340	22,993
Impairment of assets	435	11,928	—
	694,342	658,229	349,162
Income from operations	101,173	83,736	12,248
Other income (expense)
Interest expense	(25,036)	(30,131)	(27,552)
Loss on debt extinguishment	—	(12,529)	—
Other income, net	5,690	4,070	784
Income (loss) before income taxes	81,827	45,146	(14,520)
Income tax expense (benefit)	24,402	14,266	(9,689)
Net income (loss)	$57,425	$30,880	$(4,831)

Weighted average common shares outstanding
Basic	66,900	66,055	41,260
Diluted	67,404	66,609	41,260

Net income (loss) per common share
Basic	$0.86	$0.47	$(0.12)
Diluted	$0.85	$0.46	$(0.12)
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders' equity as of December 31, 2014	39,455	$395	482	$(2,653)	$174,203	$7,133	$179,078
Effect of reverse merger	26,186	262	—	—	453,128	—	453,390
Cancellation of BMHC treasury stock in connection with the Merger	(434)	(4)	(434)	3,487	(3,483)	—	—
Shares vested for long-term incentive plan	153	1	(126)	194	(195)	—	—
Shares repurchased	—	—	103	(1,454)	—	—	(1,454)
Stock compensation expense	—	—	—	—	2,749	—	2,749
Net loss	—	—	—	—	—	(4,831)	(4,831)
Stockholders' equity as of December 31, 2015	65,360	654	25	(426)	626,402	2,302	628,932
Issuance of common stock, net of offering costs	855	8	—	—	13,768	—	13,776
Exercise of stock options	175	2	—	—	1,299	—	1,301
Shares vested for long-term incentive plan	424	4	—	—	(4)	—	—
Shares repurchased	—	—	119	(2,023)	—	—	(2,023)
Share withholdings made in satisfaction of exercise price	—	—	4	(80)	80	—	—
Stock compensation expense	—	—	—	—	7,252	—	7,252
Other	—	—	—	—	483	—	483
Net income	—	—	—	—	—	30,880	30,880
Stockholders' equity as of December 31, 2016	66,814	668	148	(2,529)	649,280	33,182	680,601
Exercise of stock options	260	3	—	—	3,393	—	3,396
Shares vested for long-term incentive plans	212	2	—	—	(2)	—	—
Shares repurchased	—	—	59	(1,292)	—	—	(1,292)
Stock compensation expense	—	—	—	—	6,769	—	6,769
Net income	—	—	—	—	—	57,425	57,425
Stockholders' equity as of December 31, 2017	67,286	$673	207	$(3,821)	$659,440	$90,607	$746,899
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$57,425	$30,880	$(4,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	53,214	47,959	20,963
Amortization of intangible assets	16,003	20,721	3,626
Amortization of debt issuance costs	1,684	3,114	2,525
Deferred income taxes	2,318	(3,571)	(5,892)
Non-cash stock compensation expense	6,769	7,252	2,749
Gain on sale of property, equipment and real estate	(1,683)	(1,396)	(497)
Gain on insurance proceeds	(1,991)	(1,003)	—
Impairment of assets	435	11,928	—
Loss on debt extinguishment	—	12,529	—
Amortization of inventory step-up charges	—	2,884	10,285
Other non-cash adjustments	552	98	244
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(3,252)	(10,128)	(24,061)
Inventories, net	(32,297)	(31,200)	(16,452)
Costs in excess of billings on uncompleted contracts	(2,364)	(3,845)	(4,026)
Income taxes receivable	(1,311)	9,627	(8,176)
Prepaid expenses and other current assets	(13,191)	(12,208)	(1,202)
Other long-term assets	3,458	(126)	1,240
Accounts payable	3,477	28,592	873
Accrued expenses and other liabilities	5,417	(5,859)	4,377
Billings in excess of costs on uncompleted contracts	2,737	(197)	8,360
Insurance reserves	(3,239)	(16)	7,973
Other long-term liabilities	(227)	853	2,665
Net cash provided by operating activities	93,934	106,888	743
Cash flows from investing activities
Purchases of property, equipment and real estate	(63,278)	(38,067)	(31,319)
Purchases of businesses, net of cash acquired	(38,438)	—	(149,485)
Proceeds from sale of property, equipment and real estate	13,445	3,187	3,280
Insurance proceeds	—	1,151	—
Change in restricted assets	—	—	36,106
Cash acquired in the Merger	—	—	6,342
Net cash used in investing activities	(88,271)	(33,729)	(135,076)

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities
Proceeds from revolving line of credit	995,306	1,544,064	293,183
Repayments of proceeds from revolving line of credit	(990,844)	(1,696,324)	(208,637)
Payments on capital lease obligations	(9,926)	(8,800)	(4,542)
Principal payments on other notes	(2,627)	(3,303)	(6,081)
Secured borrowings	2,880	1,427	767
Proceeds from exercise of stock options	3,396	1,301	—
Purchase of treasury stock	(977)	(2,023)	(1,454)
Payments of debt issuance costs	(38)	(7,011)	(3,567)
Proceeds from issuance of Senior Notes	—	350,000	—
Redemption of Extinguished Senior Notes	—	(250,000)	—
Proceeds from issuance of common stock, net of offering costs	—	13,776	—
Payments of debt extinguishment costs	—	(8,438)	—
Borrowings under other notes	—	—	2,491
Net cash (used in) provided by financing activities	(2,830)	(65,331)	72,160
Net increase (decrease) in cash and cash equivalents	2,833	7,828	(62,173)
Cash and cash equivalents
Beginning of period	8,917	1,089	63,262
End of period	$11,750	$8,917	$1,089

Supplemental disclosure of cash flow information
Interest paid	$24,210	$28,081	$23,970
Cash paid for income taxes, net	22,858	8,210	4,310
Non-cash investing and financing transactions
Accrued purchases of property and equipment	811	505	1,968
Assets acquired under capital lease obligations	2,481	15,089	2,342
Consideration transferred in connection with the Merger	—	—	453,390
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

Under U.S. generally accepted accounting principles ("U.S. GAAP"), the Merger was treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, BMHC is considered to have acquired SBS. Consequently, the historical financial statements of the Company reflect only the operations and financial condition of BMHC prior to the date of the Merger. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger.

The Company distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, the Company provides solution-based services to our customers, including component design, product specification and installation services.

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

Business and credit concentrations
The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. Mitigating this credit risk is collateral underlying certain accounts receivable (perfected liens or lien rights) as well as the Company’s analysis of a customer’s credit history prior to extending credit. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across various regions of the United States. At December 31, 2017 and 2016, no customer represented more than 10% of accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of revenue.

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

Book overdrafts occur when purchases on corporate purchasing cards and checks written exceed available bank balances at a specific bank, despite there being cash at the Company's other financial institutions. For accounting purposes, the Company reclassifies these book overdrafts to accounts payable on the consolidated balance sheets. Book overdrafts included in accounts payable were $0.1 million and $0.2 million at December 31, 2017 and 2016, respectively.

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

Consideration received from suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Supplier rebates are accrued as part of cost of goods sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. The Company estimates the rebates applicable to inventory on-hand at each period end based on the estimated percentage of supplier rebates to be earned. The Company also receives consideration from suppliers to promote their products ("marketing and advertising allowances"), which are accrued as part of cost of goods sold or selling, general and administrative expenses, depending on the nature of the allowance. Total rebates and marketing and advertising allowances receivable at December 31, 2017 and 2016 are $23.3 million and $21.4 million, respectively, included in prepaid expenses and other current assets.

Revenue recognition
The Company recognizes revenue for sales of building products when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. Taxes assessed by governmental authorities that are directly imposed on the Company's revenue-producing transactions are excluded from sales.

The percentage-of-completion method is used to recognize revenue for construction services. Periodic estimates of progress towards completion are made based on either a comparison of labor costs incurred to date with total estimated contract labor costs or total costs incurred to date with total estimated contract costs. The percentage-of-completion method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. The Company has a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Revenue recognized using the percentage-of-completion method for the years ended December 31, 2017, 2016 and 2015 represented approximately 95%, 94% and 92% of the total revenue for construction services for the respective periods.

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

Shipping and handling costs
The Company includes shipping and handling costs in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $172.2 million, $152.7 million and $81.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Property and equipment
Property and equipment are stated at cost. Expenditures for renewals and betterments, which extend the useful lives of assets, are capitalized while maintenance and repairs are charged to expense as incurred. Property and equipment obtained through acquisition are stated at estimated fair market value as of the acquisition date, and are depreciated over their estimated remaining useful lives, which may differ from the Company's stated policies for certain assets. Gains and losses related to the sale of property and equipment are recorded as selling, general and administrative expenses.

Property and equipment are depreciated using the straight-line method and are generally depreciated over the following estimated service lives:

Buildings and improvements	3–30 years
Leasehold improvements	Lesser of life of the asset or remaining
lease term, and not to exceed 15 years
Furniture, fixtures and equipment	2–10 years
Vehicles	4–10 years

Property and equipment that is expected to be sold within the next twelve months, is actively marketed in its current condition for a price that is reasonable in comparison to its estimated fair value and meets other relevant held-for-sale criteria are classified as assets held for sale. Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated. An impairment for assets held for sale is recognized if the carrying amount is not recoverable. Assets held for sale were not presented separately and were classified as other long-term assets in the consolidated balance sheets and were $2.3 million and $2.0 million at December 31, 2017 and 2016, respectively.

Goodwill and other intangible assets
At least annually, or more frequently as changes in circumstances indicate, the Company tests goodwill for impairment. To the extent that the carrying value of the net assets of any of the reporting units having goodwill is greater than their estimated fair value, the Company may be required to record impairment charges. Beginning January 1, 2017, following the realignment of certain markets which resulted in the consolidation of the Company's historical Mountain West division into the Intermountain division, the Company's five operating segments, which have been determined to be the Company's reporting units, are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. Following the realignment, the chief operating decision maker continues to review aggregate information to allocate resources and assess performance. Based on this, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions both before and after the realignment, the Company has aggregated its operating segments into one reportable segment. The Company is required to make certain assumptions and estimates regarding the fair value of the reporting units containing goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

The Company completes its annual impairment assessment during the third quarter of each year. The Company did not recognize any impairment for the years ended December 31, 2017, 2016 and 2015. The Company may consider qualitative factors as part of its annual impairment assessment to determine whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. If the Company's qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs the two-step impairment test. Alternatively, the Company may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test. During the first step of the goodwill impairment test, the fair value of the reporting unit is compared to its carrying value, including goodwill. The Company may derive a reporting unit's fair value through a combination of the market approach (a guideline transaction method) and the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.

If the fair value of a reporting unit exceeds its carrying value, then the Company concludes no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, the implied fair value of the reporting unit's goodwill is compared to the carrying value of its goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit's goodwill.

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

Merger and integration costs

Merger and integration costs related to the ongoing integration of BMHC and SBS consist primarily of severance, rebranding, system integration costs and professional fees.

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

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits. These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, which is defined as a likelihood of more than 50%, based on technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more likely than not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates. The Company had no material uncertain tax positions as of December 31, 2017.

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

The Company maintains the insurance reserves related to these claims as a liability on its consolidated balance sheet with an offsetting reinsurance receivable, which includes current and long-term components. As of December 31, 2017 and 2016, the carrying value of the insurance reserves related to these claims and the offsetting reinsurance receivable was $4.5 million and $5.6 million, respectively. Changes in these claims are recorded as an increase or decrease in the insurance reserves and corresponding increase or decrease in the reinsurance receivable. Additionally, the Company monitors the financial condition of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

Retirement savings program
The Company sponsors a defined contribution retirement savings plan. The Company has recorded expense of $5.2 million, $4.6 million and $2.4 million related to employer contributions for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses are recorded to either selling, general and administrative expenses or cost of sales on the consolidated statements of operations, depending on the classification of the employee.

Lease obligations
The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis over the lease term, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of December 31, 2017 and 2016, the Company had a deferred rent liability of $4.2 million and $3.6 million, respectively, included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets.

Advertising and promotion
Costs associated with advertising and promoting products and services are expensed in the period incurred. Cooperative advertising allowances that are reimbursement of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as an offset against advertising expenses in selling, general and administrative expenses. If those conditions are not met, the cooperative advertising allowances are recorded as a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold. For the years ended December 31, 2017 and 2016, the Company recorded $5.8 million and $3.7 million, respectively, of advertising and promotion expenses, net of cooperative advertising allowances, in selling, general and administrative expenses. Advertising and promotion expenses, net of cooperative advertising allowances, were not material for the year ended December 31, 2015.

Stock-based compensation
In accordance with the requirements of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees using a fair value based pricing model. The compensation expense is recognized over the requisite service period, using graded vesting.

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

Debt issuance costs
Costs incurred in connection with the Company’s revolving line of credit and senior secured notes are capitalized and amortized over the term of the agreement. Total debt issuance costs, net of accumulated amortization, were $8.1 million and $9.8 million as of December 31, 2017 and 2016, respectively. Debt issuance costs related to the Company's revolving line of credit and senior secured notes are included in other long-term assets and long-term debt, respectively, on the consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $3.1 million and $2.5 million, respectively, and is included in interest expense on the consolidated statements of operations.

Derivatives
The Company will occasionally enter into derivative instruments to offset existing or expected risks associated with fluctuations in commodity prices. The Company does not enter into derivative instruments for speculative or trading purposes. The Company recognizes all derivative instruments as assets or liabilities in the Company’s balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are reported in earnings. The Company elected not to designate any new derivative instruments as hedges for the years 2017, 2016 or 2015, and therefore, all changes in the fair market value of the derivative instruments have been reported in cost of goods sold on the consolidated statements of operations.

Warranty expense
The Company has warranty obligations with respect to most manufactured products. As of December 31, 2017 and 2016, the Company had warranty liabilities of $2.5 million and $1.8 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive income (loss)
Comprehensive income (loss) is equal to the net income (loss) for all periods presented.

Recently adopted accounting pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. Prospective application is required and early adoption is permitted. ASU 2015-11 became effective for the Company’s annual and interim periods beginning on January 1, 2017. The adoption of the guidance did not have a material impact on the Company's financial statements.
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and issued subsequent amendments to the initial guidance within Accounting Standards Update 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (“ASU 2016-08”) issued in March 2016, Accounting Standards Update 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) issued in April 2016, Accounting Standards Update 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) issued in May 2016 and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) issued in December 2016 (ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 collectively “Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, and therefore, the standard is effective for the Company’s annual and interim periods beginning on January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company will utilize the modified retrospective transition method, which recognizes the cumulative effect of initially applying the standard in retained earnings on the date of adoption, utilizing certain practical expedients as defined in Topic 606. The Company has evaluated the new standard against its existing accounting policies and practices, including reviewing purchase orders, invoices, shipping terms, conducting questionnaires with finance and operations personnel and reviewing contracts with customers. The adoption of the standard is not expected to have a material impact on the timing of revenue recognition or amount of revenue recognized from the Company's building products contracts. Revenue for building products contracts will continue to be recognized at a point in time, when control of the promised goods is transferred to the customer, with the exception of certain product offerings which are customized to customer specifications and meet the criteria to be recognized over time, which is consistent with the Company’s current accounting. The Company has not identified any information to date that would indicate that the adoption of Topic 606 will have a material impact on the accounting for the Company’s construction services contracts. Revenue for construction services contracts will generally continue to be recognized over time as the Company satisfies the performance obligations in the contracts. The Company is also prepared to meet the disclosure requirements of the standard, which are significant and incremental to the current disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual and interim periods beginning on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the standard on the Company's financial statements. As a lessee, certain of the Company's various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a ROU asset and a lease liability. The timing of expense recognition and classification in the statement of operations could change based on the classification of leases as either operating or financing.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 was issued to decrease the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective for the Company’s annual and interim periods beginning on January 1, 2018, with retrospective application required. The adoption of the standard is not expected to have a material impact on the Company's financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown and that the statement of cash flows explain the changes in restricted cash during the period. ASU 2016-18 is effective for the Company's annual and interim periods beginning on January 1, 2018. Retrospective application is required. The adoption of the standard is not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance in determining when a set of assets and activities meets the definition of a business. ASU 2017-01 is effective for the Company's annual and interim periods beginning on January 1, 2018. Prospective application is required. The adoption of the standard is not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires computation of the implied fair value of a reporting unit's goodwill. The amount of a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company's annual goodwill impairment test and any interim tests during the Company's annual and interim periods beginning on January 1, 2020. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Prospective application is required. The adoption of the standard is not expected to have a material impact on the Company's financial statements.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of Subtopic 610-20, which provides guidance for recognizing gains and losses from the sale or transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for the Company’s annual and interim periods beginning on January 1, 2018. The guidance permits the use of either a retrospective or cumulative effect transition method. The adoption of the standard is not expected to have a material impact on the Company's financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. ASU 2017-09 is effective for the Company’s annual and interim periods beginning on January 1, 2018. ASU 2017-09 is to be applied prospectively to an award modified on or after the adoption date. The adoption of the standard is not expected to have a material impact on the Company's financial statements.

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

Acquisition of Texas Plywood & Lumber Company, Inc.
On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Texas Plywood & Lumber Company, Inc. (“TexPly”), a supplier of production millwork and doors in the Dallas-Fort Worth area, for a purchase price of $31.7 million, of which $2.5 million was deposited in an escrow account to fund post-closing adjustments and other indemnification obligations for a period of one year from the closing date of the acquisition. This acquisition enhances the Company’s value-added offerings and footprint in the Dallas-Fort Worth market.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations ("ASC 805"), whereby the results of operations of TexPly are included in the Company’s consolidated financial statements beginning on the acquisition date. The purchase price allocation resulted in the recognition of goodwill of $3.6 million, a customer relationship intangible asset of $13.6 million, accounts receivable of $5.2 million, inventory of $3.9 million and real property of $5.4 million, as well as other operating assets and liabilities. The customer relationship intangible asset has a useful life of 13 years. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

For the year ended December 31, 2016, TexPly generated net sales of approximately $55.2 million. The Company incurred transaction costs of $0.3 million for the year ended December 31, 2017, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The acquisition was accounted for using the acquisition method of accounting under ASC 805, whereby the results of operations of Code Plus are included in the Company’s consolidated financial statements beginning on the acquisition date. The purchase price allocation resulted in the recognition of goodwill of $3.4 million, a customer relationship intangible asset of $2.3 million and a non-compete agreement intangible asset of $0.5 million, as well as other operating assets and liabilities. The purchase price allocation reflects a measurement period adjustment which increased goodwill and reduced the customer relationship intangible asset by $1.1 million. The customer relationship intangible asset and non-compete agreement intangible asset have useful lives of 12 years and 5 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

For the year ended December 31, 2016, Code Plus generated net sales of approximately $14.2 million. The Company incurred transaction costs of $0.1 million for the year ended December 31, 2017, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Net sales for Code Plus and TexPly, in aggregate, included in the consolidated statements of operations were $54.3 million for the year ended December 31, 2017. Estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the consolidated statements of operations were $3.2 million for the year ended December 31, 2017. The impact of the Code Plus and TexPly acquisitions was not considered significant for the reporting of pro forma financial information.

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. None of the goodwill recognized is expected to be tax deductible.

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

The acquisition was accounted for using the acquisition method of accounting under ASC 805. The purchase price allocation resulted in the recognition of goodwill of $44.4 million, a customer relationship intangible asset of $39.9 million, a non-compete agreement intangible asset of $0.4 million, accounts receivable of $8.3 million, inventory of $6.7 million and property and equipment of $5.5 million, as well as other operating assets and liabilities. The customer relationships and non-compete agreements are being amortized over periods of 10 years and 3 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be tax deductible.

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

The acquisition was accounted for using the acquisition method of accounting under ASC 805. The purchase price allocation resulted in the recognition of goodwill of $9.4 million, a customer relationship intangible asset of $10.0 million, a trademark intangible asset of $0.9 million, accounts receivable of $19.5 million, property and equipment of $11.6 million, inventory of $10.7 million, and accounts payable of $7.5 million, as well as other operating assets and liabilities. The customer relationships and trademarks are being amortized over periods of 10 years and 2 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. None of the goodwill recognized is expected to be deductible for tax purposes.

Net sales and estimated pre-tax income of VNS included in the consolidated statements of operations for the year ended December 31, 2015 were $103.1 million and $4.7 million, respectively.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma combined results of operations give effect to the Merger and acquisitions of RBI and VNS by the Company as if SBS, RBI and VNS had been acquired on January 1, 2014, the beginning of the comparable prior annual period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to depreciation expense on stepped up fixed assets, amortization of acquired intangibles, cost of goods sold expense related to the sale of stepped up inventory, interest expense related to additional debt that would be needed to fund the acquisitions and the estimated impact of these adjustments on the Company's income tax provision. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company's actual consolidated results of operations or consolidated financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the Merger and acquisitions of RBI and VNS or may be realized in the future.

Unaudited pro forma financial information is as follows:

Pro Forma Year Ended December 31,
(in thousands)	2015
Net sales	$2,890,163
Net income	15,098
Basic net income per share	0.23
Diluted net income per share	0.23

4.    Accounts Receivable

Accounts receivable consist of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Trade receivables	$333,954	$323,725
Allowance for doubtful accounts	(4,771)	(4,162)
Other allowances	(6,291)	(6,259)
	$322,892	$313,304

The following table shows the changes in the allowance for doubtful accounts:

(in thousands)	2017	2016	2015
Balance at January 1	$4,162	$2,357	$1,560
Write-offs	(3,665)	(2,186)	(558)
Recoveries	960	2,587	236
Increase in allowance	3,314	1,404	1,119
Balance at December 31	$4,771	$4,162	$2,357

5.    Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, millwork, doors and windows, as well as certain manufactured products and are valued at the lower of cost or net realizable value, with cost being measured using a weighted average cost approach, which approximates the first-in, first-out approach. A provision for excess and obsolete inventory of $1.5 million and $1.7 million is recorded as of December 31, 2017 and 2016, respectively.

6.    Property and Equipment

Property and equipment consists of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Land	$51,009	$57,693
Buildings and improvements	104,752	93,252
Leasehold improvements	19,750	17,610
Furniture, fixtures and equipment	161,014	136,513
Vehicles	120,855	97,119
Construction-in-progress	14,519	12,574
	471,899	414,761
Less: Accumulated depreciation	(176,079)	(128,020)
	$295,820	$286,741

Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $53.2 million, $48.0 million and $21.0 million, respectively, including amortization expense related to capital leases. These amounts include depreciation expense of $10.2 million, $9.5 million and $5.3 million included in cost of goods sold in 2017, 2016 and 2015, respectively.

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

During the year ended December 31, 2017, the Company determined that it had ceased receiving economic benefit from certain non-cancellable license and service contracts related to the New ERP. In accordance with ASC 420, Exit or Disposal Cost Obligations, as of the cease use date, the Company recognized approximately $2.8 million of expense within Merger and integration costs in its consolidated statements of operations for the year ended December 31, 2017, consisting of $2.1 million for contractual payments due subsequent to the cease use date, all of which have been paid as of December 31, 2017, and the acceleration of expense recognition of unamortized prepaid costs of $0.7 million.

7.    Goodwill and Intangible Assets, Net
Goodwill

The following table details the goodwill activity for the years ended December 31, 2017, 2016 and 2015:

(in thousands)
December 31, 2014	$1,137
Acquisition of VNS	9,287
Acquisition of RBI	44,541
Merger with SBS	199,699
December 31, 2015	254,664
VNS measurement period adjustment	142
RBI measurement period adjustment	(124)
SBS measurement period adjustment	150
December 31, 2016	254,832
Acquisition of Code Plus	3,402
Acquisition of TexPly	3,558
December 31, 2017	$261,792

Intangible assets

Intangible assets represent the value assigned to trademarks, customer relationships and non-compete agreements in connection with acquired companies. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets.

	Trademarks		Customer Relationships		Non-Compete Agreements
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization	Total
December 31, 2014	$—	$—	$—	$—	$—	$—	$—
Acquisition of VNS	850	—	10,000	—	—	—	10,850
Acquisition of RBI	—	—	39,900	—	400	—	40,300
Merger with SBS	4,500	—	129,800	—	6,112	—	140,412
Amortization	—	(408)	—	(2,664)	—	(554)	(3,626)
December 31, 2015	5,350	(408)	179,700	(2,664)	6,512	(554)	187,936
Amortization	—	(2,140)	—	(12,845)	—	(5,736)	(20,721)
December 31, 2016	5,350	(2,548)	179,700	(15,509)	6,512	(6,290)	167,215
Acquisition of Code Plus	—	—	2,300	—	500	—	2,800
Acquisition of TexPly	—	—	13,600	—	—	—	13,600
Amortization	—	(2,010)	—	(13,785)	—	(208)	(16,003)
December 31, 2107	$5,350	$(4,558)	$195,600	$(29,294)	$7,012	$(6,498)	$167,612

Aggregate amortization expense was $16.0 million, $20.7 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based upon current assumptions, the Company expects that its definite-lived intangible assets will be amortized according to the following schedule:

(in thousands)
2018	$14,383
2019	14,294
2020	14,294
2021	14,294
2022	14,219
Thereafter	96,128
$167,612
8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Accrued payroll and other employee related expenses	$41,798	$41,728
Accrued taxes	20,741	19,083
Advances from customers	11,664	10,062
Accrued rebates payable	4,653	2,564
Pending litigation accrual	2,950	—
Accrued warranty reserve	2,467	1,813
Accrued credit card fees	1,127	873
Current portion of deferred rent	818	460
Accrued professional fees	715	727
Unfavorable leases	520	789
Other	8,809	10,687
	$96,262	$88,786
9.    Debt
Long-term debt at December 31, 2017 and 2016 consists of the following:

(in thousands)	December 31, 2017	December 31, 2016
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	4,462	—
Other	336	2,963
	354,798	352,963
Unamortized debt issuance costs related to senior secured notes	(5,639)	(6,474)
	349,159	346,489
Less: Current portion of long-term debt	100	1,662
	$349,059	$344,827

Senior Secured Notes

On September 15, 2016, the Company issued $350.0 million of senior secured notes due 2024 (the “Senior Notes”) under an unregistered private placement not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes are governed by an indenture dated September 15, 2016 (the “Indenture”). The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement (as defined below). Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement on a first-priority basis, which collectively accounts for substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1.

The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. At any time prior to October 1, 2019, the Company may redeem the Senior Notes in whole or in part at a price equal to 100% of the principal, plus accrued and unpaid interest, plus the greater of (a) 1% of the principal amount of such Senior Note and (b) on any redemption date, the excess (to the extent positive) of the present value of the redemption price of such Senior Note at October 1, 2019 (equal to 104.125%) plus all required interest payments due on such Senior Note to and including October 1, 2019 (excluding accrued but unpaid interest), computed upon the redemption date using a discount rate equal to the applicable treasury rate, as defined in the Indenture, at such redemption date plus 50 basis points, over the outstanding principal amount of such Senior Note. Further, during any twelve month period prior to October 1, 2019, the Company may redeem up to 10% of the Senior Notes at a redemption price equal to 103% plus accrued and unpaid interest. At any time on or after October 1, 2019, the Company may redeem the Senior Notes in whole or in part at the redemption prices set forth in the Indenture plus accrued and unpaid interest. In addition, at any time prior to October 1, 2019, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 105.5% plus accrued and unpaid interest. If the Company experiences certain change of control events, holders of the Senior Notes may require the Company to repurchase all or part of their Senior Notes at a price equal to 101% plus accrued and unpaid interest. The Company was in compliance with all debt covenants under the Indenture for the year ended December 31, 2017.

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

As of December 31, 2017, the estimated market value of the Senior Notes was $14.0 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement

On December 1, 2015, in connection with the Merger, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”) which includes a revolving line of credit (the “Revolver”). On September 15, 2016, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment” and, the Original Credit Agreement as amended by the Second Amendment, the "Credit Agreement"), which reduced the aggregate commitment from $450.0 million to $375.0 million and increased the letters of credit commitment from $75.0 million to $100.0 million. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

Borrowings under the Revolver bear interest, at the Company's option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.75% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.75% based on Revolver availability).
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

The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. Due to the redemption of the Extinguished Senior Notes during September 2016, the issuance of the Senior Notes which mature on October 1, 2024 and the Company entering into the Second Amendment, the effective maturity date of the Revolver was extended from June 15, 2018, the date three months prior to the maturity date of the Extinguished Senior Notes, to December 1, 2020. After considering the increase to the remaining term and the reduction of the aggregate commitment resulting from the Second Amendment, the overall borrowing capacity of the Revolver increased. Accordingly, all existing unamortized debt issuance costs and new debt issuance costs related to the Second Amendment are being amortized through December 1, 2020. The Company was in compliance with all debt covenants under the Credit Agreement for the year ended December 31, 2017.
The Company had outstanding borrowings under the Revolver of $4.5 million with net availability of $308.2 million as of December 31, 2017. The interest rate on borrowings outstanding as of December 31, 2017, all of which were Base Rate borrowings, was 4.75%. The Company had $62.3 million in letters of credit outstanding under the Credit Agreement as of December 31, 2017. Obligations under the Credit Agreement are guaranteed by the Company's material subsidiaries. Obligations under the Credit Agreement and the guarantees of those obligations, are secured by substantially all of the Company's assets and those of the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in certain accounts receivable, inventory and certain other assets of the Company and a second-priority security interest in substantially all other assets of the Company that secure the Senior Notes on a first-priority basis.
The carrying value of the Revolver at December 31, 2017 approximates fair value as the rates are comparable to those at which the Company could currently borrow under similar terms, are variable and incorporate a measure of the Company's credit risk. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Other

Other long-term debt consists of a $0.3 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.

Scheduled maturities of long-term debt were as follows:

(in thousands)
2018	$100
2019	107
2020	4,577
2021	14
2022	—
Thereafter	350,000
$354,798
10.    Other Long-term Liabilities

Other long-term liabilities consists of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Long-term deferred rent	$3,428	$3,170
Unfavorable leases	2,298	2,907
Other	1,313	932
	$7,039	$7,009

11.    Income Taxes
The components of income tax expense (benefit) for the years ended December, 31 2017, 2016 and 2015 are as follows:

(in thousands)	2017	2016	2015
Current
Federal	$20,215	$16,713	$(4,202)
State	1,869	1,124	405
	22,084	17,837	(3,797)
Deferred
Federal	1,797	(3,049)	(4,176)
State	521	(522)	(1,716)
	2,318	(3,571)	(5,892)
	$24,402	$14,266	$(9,689)

A reconciliation of differences between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate from continuing operations for the years ended December 31, 2017, 2016 and 2015 follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax	2.9	2.7	1.7
Nondeductible capitalized transaction costs	0.2	1.4	(16.2)
Nondeductible compensation expense	0.2	0.5	—
Nondeductible (permanent) items	0.9	1.0	(3.0)
IRC Section 199 manufacturing deduction	(2.5)	(3.5)	—
Changes in tax rates, including 2017 Tax Act	(4.4)	1.6	(6.2)
Changes related to IRC section 382 limitations	—	(3.9)	55.5
Excess windfall benefit of stock compensation	(2.3)	(3.7)	—
Other items	(0.2)	0.5	(0.1)
Effective tax rate	29.8%	31.6%	66.7%

For the year ended December 31, 2017, the Company recognized $24.4 million of income tax expense, which included an income tax benefit of $3.6 million related to a reduction of the Company's net deferred tax liability due to the lowering of the U.S. corporate income tax rate to 21% from 35% within the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), which was enacted on December 22, 2017. This legislation significantly changes U.S. tax law effective January 1, 2018 by, among other things, lowering corporate income tax rates, eliminating Internal Revenue Code ("IRC") Section 199 manufacturing deduction, accelerating tax depreciation on certain acquired assets, further limiting executive compensation, and creating certain interest deduction limitations. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has recognized the net tax benefit of $3.6 million related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis based on information currently available. The 2017 Tax Act may be subject to technical amendments, as well as interpretations and implementing regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018.

For the year ended December 31, 2017, the Company's effective tax rate was lower than the Company's federal and state statutory rates primarily due to the enactment of the 2017 Tax Act, an IRC section 199 manufacturing deduction, and excess windfall tax benefits of stock compensation deductions. The effective tax rate for 2017 was 29.8% and excluding the impacts of the 2017 Tax Act, the Company's effective income tax rate in 2017 would have been 34.2%.

For the year ended December 31, 2016, the Company recognized $14.3 million of income tax expense, which included an income tax benefit of $1.7 million as a result of the Company adopting a state tax position related to IRC section 382 limitations on a state net operating loss carry-forward. For the year ended December 31, 2016, the Company's effective tax rate, excluding the state tax position change, was lower than the Company’s federal and state statutory rates primarily due to excess windfall tax benefits of stock compensation deductions and an IRC section 199 manufacturing deduction.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2017 and 2016:

(in thousands)	2017	2016
Deferred tax assets related to:
Accounts receivable	$2,061	$2,951
Inventory	1,931	2,857
Accrued compensation	2,981	6,044
Insurance reserves	10,778	17,126
Stock-based compensation	2,388	3,210
Restructuring reserves	365	1,868
Other accrued liabilities	1,149	665
Federal net operating loss carryforward	17,372	30,664
State net operating loss carryforward	5,559	5,593
Other	1,633	2,398
	46,217	73,376
Valuation allowance	(145)	(125)
Total deferred tax assets	46,072	73,251

Deferred tax liabilities related to:
Goodwill and intangibles	(21,030)	(31,808)
Property and equipment	(25,440)	(38,836)
Other assets	(1,370)	(2,057)
Total deferred tax liabilities	(47,840)	(72,701)
Net deferred tax (liability) asset	$(1,768)	$550

At December 31, 2017, due to IRC section 382 limitations, the Company estimates federal net operating loss carryforwards generated prior to November 2011 will be limited to approximately $4.8 million per year through 2034. These net operating losses may generally be carried forward 20 years. As a result, federal operating losses if unused will expire as follows:

•	$34.2 million in 2028;

•	$17.3 million in 2029; and

•	$31.2 million in years 2030 through 2034.

In addition, at December 31, 2017, the Company had $108.5 million of state net operating loss carryforwards that expire at various dates commencing in 2017 through 2032.

During the first quarter of 2016, the Company elected to early adopt ASU 2016-09 and has prospectively recognized tax benefits of $1.9 million and $1.7 million during 2017 and 2016, respectively, from stock-based compensation deductions into its income tax expense. Deferred tax assets relating to tax benefits of stock-based compensation were reduced to reflect exercises or vesting; however, some exercises or vesting resulted in tax deductions in excess of previously recorded deferred tax benefits based on the value at the time of grant ("windfalls"). Prior to the adoption of ASU 2016-09, the Company had excluded excess windfall tax benefits resulting from stock-based compensation vesting and exercises as components of the Company’s gross deferred tax assets, as Tax Attributes related to such windfall tax benefits were not recognized until they resulted in a reduction of taxes payable. The tax effected amount of unrealized net operating loss carryforwards resulting from stock-based compensation awards vested and/or exercised was $0, $0 and $0.4 million at December 31, 2017, 2016 and 2015, respectively. When realized, these excess windfall tax benefits were credited to additional paid-in capital. Excess windfall tax benefits recognized as a component of shareholders' equity were $0, $0.4 million and $0 for December 31, 2017, 2016 and 2015, respectively. The Company had followed the "with-and-without" allocation approach to determine when such net operating loss carryforwards have been realized.

The Company recognized a current income tax receivable of $3.7 million and $2.4 million at December 31, 2017 and 2016, respectively. The Company paid federal and state income tax payments of $23.5 million and $8.8 million during 2017 and 2016, respectively. The Company received tax refunds of $0.6 million and $0.6 million in 2017 and 2016, respectively.

In accordance with ASC 740, the Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2017 and 2016, the primary positive evidence considered to support the realization of the Company's deferred tax assets includes: (i) the cumulative pre-tax income over the last 36 months, (ii) the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry forward period necessary to absorb the federal and state net operating losses and other deferred tax assets, (iii) current and prior year utilization of federal and state net operating losses, and (iv) no history of material expiring Tax Attributes. The primary negative evidence considered includes: (i) the Company's cumulative losses prior to 2013, (ii) unsettled circumstances associated with the general economy and housing market, as well as mortgage credit availability, and (iii) no federal and state net operating loss carryback opportunities. To the extent the Company generates future net operating losses, the Company may be required to increase the valuation allowance on its deferred tax assets and income tax benefit would be adversely affected.

Based upon the positive and negative evidence considered, the Company believes it is more likely than not that it will realize the benefit of the deferred tax assets, net of the existing state tax valuation allowances of $0.1 million and $0.1 million as of December 31, 2017 and 2016, respectively. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the Company’s effective tax rate would be impacted as the valuation allowance is reversed. The Company continues to evaluate its deferred tax asset on a quarterly basis and notes that, if economic conditions were to change such that the Company earns less taxable income than the amounts required to fully utilize its deferred tax asset, a portion of the asset may expire unused.

The following table shows the changes in the amount of the Company’s valuation allowance:

(in thousands)	2017	2016	2015
Balance at January 1,	$125	$126	$—
Additions charged to expense	20	—	—
Additions charged to Goodwill/Purchase Accounting	—	—	126
Deductions - other	—	(1)	—
Balance at December 31,	$145	$125	$126

The Company has no material uncertain tax positions as of December 31, 2017 and December 31, 2016.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of the effect of interest and penalties) is as follows:

(in thousands)	2017	2016
Balance at January 1,	$—	$3,224
Tax positions taken in prior periods:
Gross increases	—	—
Gross decreases	—	(3,224)
Tax positions taken in current period:
Gross increases	—	—
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	—	—
Balance at December 31,	$—	$—

The Company‘s state tax returns are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating losses. The Company’s federal returns are open to examination for three years; however, due to statutory waivers, SBS' tax years ended July 31, 2008 and May 5, 2009 remain open until July 31, 2019 with the federal tax authorities. SBS is currently under examination by the IRS for its tax years ended July 31, 2008 and May 5, 2009. At December 31, 2017 and 2016, the amount recognized related to expected tax, penalties and interest payments as a result of the IRS audits in income taxes receivable on the consolidated balance sheets was immaterial.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016 and 2015, penalties and interest related to income tax liabilities and uncertain tax benefits were not material.
12.    Commitments and Contingencies
The Company is obligated under capital leases covering fleet vehicles and certain equipment, as well as one facility. The fleet vehicles and equipment leases generally have terms ranging from three to six years and the facility lease has a remaining term of six years. The carrying value of property and equipment under capital leases was $25.2 million and $32.6 million at December 31, 2017 and 2016, respectively, net of accumulated depreciation of $37.1 million and $28.8 million, respectively. Amortization of assets held under capital leases is included within depreciation expense or cost of goods sold on the consolidated statements of operations.

The Company also has noncancellable operating leases, primarily for buildings, improvements and equipment. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2017 are as follows:

(in thousands)	Capital Leases	Operating Leases
2018	$8,450	$27,640
2019	7,073	25,323
2020	5,412	19,022
2021	1,934	16,500
2022	873	12,809
Thereafter	660	37,269
	24,402	$138,563	(a)
Less: Amounts representing interest	(1,925)
Total obligation under capital leases	22,477
Less: Current portion of capital lease obligation	(7,639)
Long-term capital lease obligation	$14,838
(a) Minimum operating lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under noncancelable subleases.

Total rent expense under operating leases, excluding short-term rentals, for the years ended December 31, 2017, 2016 and 2015 was $30.5 million, $29.3 million and $8.1 million, respectively, which are included in either cost of sales or selling, general and administrative expenses on the consolidated statements of operations, depending on the type of operations undertaken by the related facility or asset. Future payments for certain leases will be adjusted based on increases in the consumer price index.

As of December 31, 2017, the Company had purchase commitments totaling $7.1 million related primarily to vehicles and certain IT equipment, which are enforceable and legally binding on us.

From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company recorded $3.0 million of expense within selling, general and administrative expenses in its statements of operations for the year ended December 31, 2017 in relation to pending litigation. The amount accrued is based upon currently available information, however, the ultimate obligation may be higher.

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

Treasury stock

Employees have the option to surrender shares to the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards. These surrendered shares are reflected as treasury stock, at cost, on the consolidated balance sheet as of December 31, 2017 and 2016. All BMHC treasury shares were canceled in connection with the Merger.

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

SBS long-term incentive plan

In connection with its initial public offering in August 2013, SBS adopted the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan ("SBS 2013 Incentive Plan"). The SBS 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. In general, if awards under the SBS 2013 Incentive Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the SBS 2013 Incentive Plan. Awards granted under the SBS 2013 Incentive Plan generally vest over a period of three or four years. Stock options granted under the SBS 2013 Incentive Plan have a maximum contractual term of 10 years from the date of grant. Shares awarded that revert to the Company as a result of forfeiture or termination, expiration or cancellation of an award or that are used to exercise an award or for tax withholding, will be again available for issuance.

Effect of the Merger on stock based awards

The SBS 2013 Incentive Plan remained in effect upon consummation of the Merger. In connection with the Merger, the Company amended the SBS 2013 Incentive Plan in order to increase the number of shares of common stock authorized for issuance from 1.8 million to 5.6 million. As of December 31, 2017, approximately 3.1 million common shares were available for issuance under the SBS 2013 Incentive Plan.

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

Performance-based restricted stock units

During the year ended December 31, 2017, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2020. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 0.2 million, based 50% upon the Company’s average return on invested capital over the three year period from January 1, 2017 through December 31, 2019 and 50% upon the Company’s cumulative adjusted earnings per share (“Adjusted EPS”) over the same three year period.

During the year ended December 31, 2016, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest on March 15, 2019. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 0.2 million, based upon the Company's cumulative Adjusted EBITDA over the three year period from January 1, 2016 through December 31, 2018.

Compensation cost for the performance-based restricted stock units is recorded based on the expected number of units that will vest and is adjusted, as appropriate, throughout the performance period.

Stock based compensation expense

Stock based compensation is included in selling, general and administrative expenses on the consolidated statements of operations. The following table highlights stock based compensation for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Restricted stock units (a)	$6,006	$4,643	$100
Restricted stock	436	1,559	2,607
Stock options	327	1,050	42
Stock based compensation	$6,769	$7,252	$2,749
(a) Includes service-based and performance-based restricted stock units.

Stock based award activity

The following is a summary of restricted stock and restricted stock unit activity, excluding performance-based restricted stock units:

	Restricted Stock		Restricted Stock Units
	Number of Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2014	706	$10.15	—	$—
Legacy SBS restricted stock units assumed	—	—	318	16.99
Granted	206	17.15	—	—
Vested	(279)	9.07	—	—
Forfeited	(178)	11.37	(36)	16.99
December 31, 2015	455	13.51	282	16.99
Granted	—	—	166	17.65
Vested	(301)	11.95	(123)	16.86
Forfeited	(37)	13.69	(27)	17.16
December 31, 2016	117	17.42	298	17.39
Granted	—	—	396	21.79
Vested	(49)	16.25	(163)	17.49
Forfeited	(8)	19.08	(21)	20.34
December 31, 2017	60	$18.17	510	$20.65
The following is a summary of the maximum number of performance-based restricted stock units which could be earned and related activity. There were no performance-based restricted stock units granted prior to December 31, 2015:

	Performance-Based Restricted Stock Units
	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2015	—	$—
Granted (a)	206	16.35
Vested	—	—
Forfeited	—	—
December 31, 2016	206	16.35
Granted (a)	255	21.94
Vested	—	—
Forfeited	(8)	22.90
December 31, 2017	453	$19.37
(a) Represents the maximum number of performance-based restricted stock units which could be earned.

The following is a summary of stock option award activity. No stock options were granted by BMHC during any periods prior to the Merger.

	Number of Options (in thousands)	Weighted Average Exercise Price	Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at December 31, 2014	—	$—
Legacy SBS stock options assumed	1,229	14.18
Granted	—	—
Exercised	—	—
Forfeited	(1)	17.04
Expired	—	—
Outstanding at December 31, 2015	1,228	14.17
Granted	3	17.04
Exercised	(175)	7.90
Forfeited	(10)	17.04
Expired	(22)	17.53
Outstanding at December 31, 2016	1,024	15.15
Granted	—	—
Exercised	(260)	13.05
Forfeited	(14)	17.04
Expired	(45)	19.89
Outstanding at December 31, 2017	705	$15.59	6.3	$6,845

Exercisable at December 31, 2017	646	$15.45	6.2	$6,359

Vested and expected to vest at December 31, 2017	705	$15.59	6.3	$6,845

The grant date fair value of Legacy SBS unvested stock options assumed in the Merger was $7.48. The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $9.70.

During the years ended December 31, 2017 and 2016, the aggregate intrinsic value of the stock options exercised was $2.3 million and $1.9 million, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to equity based compensation as of December 31, 2017:

(in thousands, except period data)	Unrecognized Compensation Cost	Weighted Average Remaining Period of Expense Recognition (in years)
Stock options	$125	0.8
Restricted stock	100	0.3
Restricted stock units	5,023	1.4
Performance-based restricted stock units	1,433	2.2
	$6,681

15.    Segments
ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance.
Beginning January 1, 2017, following the realignment of certain markets which resulted in the consolidation of the Company's historical Mountain West division into the Intermountain division, the Company's five operating segments are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. Following the realignment, the CODM continues to review aggregate information to allocate resources and assess performance. Based on this, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions both before and after the realignment, the Company has aggregated its operating segments into one reportable segment, "Geographic divisions."
In addition to the Company's reportable segment, the Company's consolidated results include "Other reconciling items." Other reconciling items is comprised of the Company's corporate activities and other income and expenses not allocated to the operating segments.
The following tables present Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the periods indicated. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Year Ended December 31, 2017				December 31, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,365,968	$795,515	$66,809	$250,061	$1,435,970
Other reconciling items	—	—	2,408	(50,058)	37,380
	$3,365,968	$795,515	$69,217		$1,473,350

	Year Ended December 31, 2016				December 31, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,093,743	$741,965	$66,592	$244,616	$1,345,475
Other reconciling items	—	—	2,088	(50,726)	49,539
	$3,093,743	$741,965	$68,680		$1,395,014

	Year Ended December 31, 2015				December 31, 2015
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$1,576,746	$361,410	$23,726	$122,914	$1,305,545
Other reconciling items	—	—	863	(36,872)	65,594
	$1,576,746	$361,410	$24,589		$1,371,139

Reconciliation to consolidated financial statements:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Income (loss) before income taxes	$81,827	$45,146	$(14,520)
Interest expense	25,036	30,131	27,552
Depreciation and amortization	69,217	68,680	24,589
Merger and integration costs	15,336	15,340	22,993
Non-cash stock compensation expense	6,769	7,252	2,749
Impairment of assets	435	11,928	—
Inventory step-up charges	—	2,884	10,285
Loss on debt extinguishment	—	12,529	—
Headquarters relocation (a)	—	—	3,865
Loss portfolio transfer	—	—	2,826
Acquisition costs	424	—	2,604
Other items (b)	959	—	3,099
Adjusted EBITDA of other reconciling items	50,058	50,726	36,872
Adjusted EBITDA of geographic divisions reportable segment	$250,061	$244,616	$122,914
(a) Represents expenses incurred to relocate BMHC's headquarters to Atlanta, Georgia, including employee retention, severance, recruiting, relocation and professional fees.
(b) For the year ended December 31, 2017, represents expense incurred related to pending litigation of $3.0 million and income related to the final settlement of insurance claims made by the Company for a fire at one of the Company's facilities during 2015 of $2.0 million. For the year ended December 31, 2015, represents adjustments to insurance reserves for workers compensation, general liability, automobile and construction claims incurred prior to BMHC's restructuring and a casualty loss related to a fire at one of the Company’s facilities during 2015.

The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net sales from external customers by main product lines are as follows for the years ended December 31, 2017, 2016 and 2015. Certain prior year amounts have been reclassified to conform to the current year presentation.

(in thousands)	2017	2016	2015
Structural components	$522,619	$461,761	$249,371
Lumber & lumber sheet goods	1,114,219	938,563	459,446
Millwork, doors & windows	907,377	894,889	442,675
Other building products & services	821,753	798,530	425,254
Total net sales	$3,365,968	$3,093,743	$1,576,746
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

The basic and diluted EPS calculations for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Income (loss) attributable to common stockholders	$57,425	$30,880	$(4,831)

Weighted average common shares outstanding, basic	66,900	66,055	41,260
Effect of dilutive securities:
Restricted stock	65	207	—
Restricted stock units	235	129	—
Stock options	204	218	—
Weighted average common shares outstanding, diluted	67,404	66,609	41,260

Basic income (loss) per common share	$0.86	$0.47	$(0.12)
Diluted income (loss) per common share	$0.85	$0.46	$(0.12)

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. The number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.5 million.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Restricted stock units	—	5	282
Stock options	—	469	1,228
Restricted stock	—	—	455
17.    Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2017 and 2016:

	2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$757,700	$886,375	$881,012	$840,881
Gross profit	178,197	211,687	209,545	196,086
Net income	3,744	17,596	18,443	17,642
Basic income per share	$0.06	$0.26	$0.28	$0.26
Diluted income per share	$0.06	$0.26	$0.27	$0.26

	2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$727,418	$797,547	$821,204	$747,574
Gross profit	166,617	191,655	202,966	180,727
Net (loss) income	(6,756)	17,982	9,236	10,418
Basic (loss) income per share	$(0.10)	$0.27	$0.14	$0.16
Diluted (loss) income per share	$(0.10)	$0.27	$0.14	$0.16

18.    Subsequent Events

On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a purchase price of $23 million, subject to a holdback and working capital adjustments. The Company funded the transaction through available cash and borrowings on the Company’s Revolver. For the year ended December 31, 2017, Shone Lumber generated net sales of approximately $70 million.
The results of operations of Shone Lumber will be included in the Company’s consolidated financial statements beginning on the acquisition date.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the internal control over financial reporting of BMC Stock Holdings, Inc. was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the Company will disclose such amendment or waiver and reasons therefore within four business days of such event on its website at buildwithbmc.com.
Except as set forth above, the information required by this Item 10 is herein incorporated by reference to the Company's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 11.     Executive Compensation
Except as specifically set forth below, the information required by this Item 11 is herein incorporated by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017.
The information required by Item 407(e)(5) of Regulation S-K will be included under the caption “Compensation Committee Report” in the 2018 Proxy Statement, which section is incorporated in this item by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required by this Item 12 is herein incorporated by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017.
The following table provides information as of December 31, 2017, with respect to the Company's existing equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders (2013 Incentive Plan) (3)	1,662,798	(1)	$17.06	(2)	3,103,798
Equity compensation plan not approved by security holders (Pre-IPO incentive program) (4)	64,671		0.97		—
Total	1,727,469		$15.59	(2)	3,103,798

(1) Includes 639,968 options, 60,165 restricted shares and 962,665 restricted stock units, including service-based and performance-based restricted stock units, outstanding under the 2013 Incentive Plan. Performance-based restricted stock units are presented assuming vesting of the maximum number of performance-based restricted stock units which could be earned.
(2) Represents the weighted average exercise price of the outstanding options only and does not reflect outstanding restricted stock and restricted stock units, which have no exercise price.
(3) The material features of the plan are described in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4) Pre-IPO incentive program of SBS that provided for grants of stock options and restricted stock to certain employees and directors. Awards granted under the program vested over such periods as were approved at the time of the grant of the award. Only options remain outstanding under the Pre-IPO incentive program.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is herein incorporated by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is herein incorporated by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017.

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
2.1+
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

10.1#	Separation Agreement, dated as of January 9, 2018, by and between Peter C. Alexander and BMC Stock Holdings, Inc.
10.2#
Amended and Restated Employment Agreement, dated as of April 1, 2016, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 7, 2016 in Commission File No. 001-36050)

10.3#
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.4#
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.5#
Amended and Restated Employment Agreement, dated as of February 21, 2017, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2017 in Commission File No. 001-36050)

10.6#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.7#
Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and C. Lowell Ball (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 28, 2014 in Commission File No. 001-36050)

10.8#
Employment Agreement Amendment, dated as of June 2, 2015, by and between C. Lowell Ball and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.9#
Consulting Agreement, dated as of September 16, 2017, by and between Paul Street and BMC Corporate Services (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Commission on September 19, 2017 in Commission File No. 001-36050)

Exhibit No.	Description
10.10#
Offer of Employment, dated as of October 16, 2015, by and between Thomas J. Barnes and Building Materials Holding Corporation (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2017 in Commission File No. 001-36050)

10.11#
Supplemental Retention Agreement, dated as of February 22, 2016, by and between Thomas J. Barnes and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2017 in Commission File No. 001-36050)

10.12#
Employment Agreement, dated as of January 7, 2017, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2017 in Commission File No. 001-36050)

10.13#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.14#
Employment Agreement, dated as of June 1, 2017, by and between Lanesha Minnix and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.15#
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.16#
Form of Indemnification Agreement Entered into with Certain Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017 in Commission File No. 001-36050)

10.17#
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.18#
Amendment to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan, (incorporated by reference to Annex B to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the SEC on November 2, 2015 in Commission File No. 333-206421)

10.19#
Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.20#
Form of Restricted Stock Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.21#
Form of Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.22
Second Amended and Restated Senior Secured Credit Agreement, dated as of December 1, 2015, by and among Building Materials Holding Corporation, Stock Building Supply Holdings, Inc., certain subsidiaries of Building Materials Holding Corporation and Stock Building Supply Holdings, Inc. parties thereto, Wells Fargo Capital Finance, LLC as agent for the lenders, joint lead arranger, and joint book runner, Goldman Sachs Bank USA, as joint lead arranger and joint book runner, and the lenders parties thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

10.23
Amendment Number One to Second Amended and Restated Senior Secured Credit Agreement and Consent, dated as of January 28, 2016, by and among BMC Stock Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

10.24
Amendment Number Two to Second Amended and Restated Senior Secured Credit Agreement and Amendment Number One to Second Amended and Restated Security Agreement, dated as of September 15, 2016, by and among BMC Stock Holdings, Inc., the subsidiaries party thereto, the lenders identified on the signature page thereto and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

Exhibit No.	Description
10.25
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

10.26
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

21.1	List of subsidiaries of BMC Stock Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included on the signature page)
31.1	Certification by David L. Keltner, Interim President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
+    Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
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

BMC STOCK HOLDINGS, INC.
Date:	March 1, 2018	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Lanesha Minnix, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Keltner	Interim President and Chief Executive Officer (principal executive officer)	March 1, 2018
David L. Keltner

/s/ James F. Major, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 1, 2018
James F. Major, Jr.

/s/ David Bullock	Director and Chairman of the Board	March 1, 2018
David Bullock

/s/ Mark Alexander	Director	March 1, 2018
Mark Alexander

/s/ Henry Buckley	Director	March 1, 2018
Henry Buckley

/s/ Barry J. Goldstein	Director	March 1, 2018
Barry J. Goldstein

/s/ Michael Miller	Director	March 1, 2018
Michael Miller

/s/ James O'Leary	Director	March 1, 2018
James O'Leary

/s/ Jeffrey G. Rea	Director	March 1, 2018
Jeffrey G. Rea

/s/ Carl R. Vertuca, Jr.	Director	March 1, 2018
Carl R. Vertuca, Jr.