Form 10-Q
period 2018-03-31
BMC STOCK HOLDINGS, INC.
filed 2018-05-08
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at May 7, 2018 was 67,236,082 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$9,002	$11,750
Accounts receivable, net of allowances	353,749	322,892
Inventories, net	338,767	309,060
Contract assets	36,613	—
Costs in excess of billings on uncompleted contracts	—	28,738
Income taxes receivable	2,288	3,748
Prepaid expenses and other current assets	55,055	57,949
Total current assets	795,474	734,137
Property and equipment, net of accumulated depreciation	295,897	295,820
Customer relationship intangible assets, net of accumulated amortization	169,783	166,306
Other intangible assets, net of accumulated amortization	1,222	1,306
Goodwill	263,999	261,792
Other long-term assets	17,133	13,989
Total assets	$1,543,508	$1,473,350
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$216,558	$174,583
Accrued expenses and other liabilities	83,052	96,262
Contract liabilities	29,089	—
Billings in excess of costs on uncompleted contracts	—	18,428
Interest payable	9,597	4,769
Current portion:
Long-term debt and capital lease obligations	7,373	7,739
Insurance reserves	13,786	13,496
Total current liabilities	359,455	315,277
Insurance reserves	38,251	38,470
Long-term debt	356,971	349,059
Long-term portion of capital lease obligations	13,146	14,838
Deferred income taxes	5,578	1,768
Other long-term liabilities	6,532	7,039
Total liabilities	779,933	726,451
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.5 million and 67.3 million shares issued, and 67.2 million and 67.1 million outstanding at March 31, 2018 and December 31, 2017, respectively	675	673
Additional paid-in capital	661,818	659,440
Retained earnings	105,966	90,607
Treasury stock, at cost, 0.3 million and 0.2 million shares at March 31, 2018 and December 31, 2017, respectively	(4,884)	(3,821)
Total stockholders' equity	763,575	746,899
Total liabilities and stockholders' equity	$1,543,508	$1,473,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net sales
Building products	$645,954	$572,120
Construction services	188,248	185,580
	834,202	757,700
Cost of sales
Building products	480,301	426,083
Construction services	154,817	153,420
	635,118	579,503
Gross profit	199,084	178,197

Selling, general and administrative expenses	160,204	148,888
Depreciation expense	9,506	10,561
Amortization expense	3,657	3,821
Merger and integration costs	1,687	4,441
	175,054	167,711
Income from operations	24,030	10,486
Other income (expense)
Interest expense	(5,982)	(6,088)
Other income, net	1,950	319
Income before income taxes	19,998	4,717
Income tax expense	4,639	973
Net income	$15,359	$3,744

Weighted average common shares outstanding
Basic	67,138	66,692
Diluted	67,664	67,186

Net income per common share
Basic	$0.23	$0.06
Diluted	$0.23	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$15,359	$3,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	12,024	12,992
Amortization of intangible assets	3,657	3,821
Amortization of debt issuance costs	421	421
Deferred income taxes	3,810	760
Non-cash stock compensation expense	1,775	1,231
Loss on sale of property, equipment and real estate	38	107
Other non-cash adjustments	619	(314)
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(33,462)	(29,086)
Inventories, net	(24,042)	(22,030)
Accounts payable	40,212	30,868
Other assets and liabilities	2,801	(6,420)
Net cash provided by (used in) operating activities	23,212	(3,906)
Cash flows from investing activities
Purchases of businesses, net of cash acquired	(20,970)	(6,693)
Purchases of property, equipment and real estate	(10,244)	(10,662)
Insurance proceeds	1,991	—
Proceeds from sale of property, equipment and real estate	127	866
Net cash used in investing activities	(29,096)	(16,489)
Cash flows from financing activities
Proceeds from revolving line of credit	235,345	175,058
Repayments of proceeds from revolving line of credit	(227,616)	(155,313)
Payments on capital lease obligations	(2,059)	(2,667)
Principal payments on other notes	(25)	(2,557)
Other financing activities, net	(2,509)	1,735
Net cash provided by financing activities	3,136	16,256
Net decrease in cash and cash equivalents	(2,748)	(4,139)
Cash and cash equivalents
Beginning of period	11,750	8,917
End of period	$9,002	$4,778

Supplemental disclosure of non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	$1,460	$375
Assets acquired under capital lease obligations	—	1,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization
These unaudited financial statements represent the financial statements of BMC Stock Holdings, Inc. and its subsidiaries. All references to “BMC” or the “Company” mean BMC Stock Holdings, Inc.
The Company distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, the Company provides solution-based services to its customers, including component design, product specification and installation services.
2.    Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and its subsidiaries and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Comprehensive income
Comprehensive income is equal to the net income for all periods presented.
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method. See Note 6 for further details.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 was issued to decrease the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on eight specific cash flow issues. Retrospective application is required. ASU 2016-15 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have an impact on the Company’s current or historical financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown and that the statement of cash flows explain the changes in restricted cash during the period. Retrospective application is required. ASU 2016-18 became effective for the Company's annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have an impact on the Company’s current or historical financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance in determining when a set of assets and activities meets the definition of a business. Prospective application is required. ASU 2017-01 became effective for the Company's annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have an impact on the Company’s current financial statements.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of Subtopic 610-20, which provides guidance for recognizing gains and losses from the sale or transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. ASU 2017-05 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have an impact on the Company’s current or historical financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Accounting Standards Codification (“ASC”) 718. ASU 2017-09 is to be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have an impact on the Company’s current financial statements.

In March 2018, the FASB issued Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds paragraphs to the codification pursuant to SEC Staff Accounting Bulletin No. 118, which addresses the application of GAAP in situations when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-05 provides entities with a one year measurement period from the December 22, 2017 enactment date in order to complete the accounting. The Company recognized a provisional net tax benefit of $3.6 million related to the impact of the 2017 Tax Act during the year ended December 31, 2017. The Company may record additional provisional amounts or adjustments to provisional amounts during the measurement period.

Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for the Company’s annual and interim periods beginning on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of the standard on the Company’s financial statements. As a lessee, certain of the Company’s various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a ROU asset and a lease liability. The timing of expense recognition and classification in the statement of operations could change based on the classification of leases as either operating or financing.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires computation of the implied fair value of a reporting unit's goodwill. The amount of a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company's annual goodwill impairment test and any interim tests during the Company's annual and interim periods beginning on January 1, 2020. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Prospective application is required. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.
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

Acquisition of W.E. Shone Co.
On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a preliminary purchase price of $22.4 million. This acquisition enhances the Company’s value-added offerings and footprint in the Mid-Atlantic region. The preliminary purchase price includes a holdback which, after certain post-closing adjustments, requires the Company to pay $1.5 million to the sellers one year from the closing date. The holdback amount may be further reduced under certain circumstances. The Company funded the transaction through available cash and borrowings on the Company’s revolving line of credit.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of Shone Lumber are included in the Company’s consolidated financial statements beginning on the acquisition date. The preliminary purchase price allocation resulted in the initial recognition of goodwill of $2.2 million, a customer relationship intangible asset of $7.1 million, accounts receivable of $6.4 million, inventory of $8.8 million, property and equipment of $3.1 million and total current liabilities of $5.2 million, as well as other operating assets. The customer relationship intangible asset has a useful life of 9 years. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

The purchase price allocation of Shone Lumber is preliminary and based upon all information available to the Company at the present time, and is subject to change. The Company is in the process of finalizing its valuation of the acquired intangible assets, property and equipment and inventory, and therefore, the initial purchase accounting is not complete. As the Company receives additional information during the measurement period, the fair values assigned to the assets and liabilities may be adjusted.

For the year ended December 31, 2017, Shone Lumber generated net sales of approximately $70.7 million. The Company incurred transaction costs of $0.2 million for the three months ended March 31, 2018.

Net sales and estimated pre-tax earnings for Shone Lumber included in the unaudited condensed consolidated statements of operations from the March 1, 2018 acquisition date to March 31, 2018 were $5.4 million and $0.3 million, respectively. The impact of the acquisition was not considered significant for the reporting of pro forma financial information.

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

The results of operations of Code Plus included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 were not material. The impact of the acquisition was not significant for the reporting of pro forma financial information.

4.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Trade receivables	$361,722	$333,954
Allowance for doubtful accounts	(5,333)	(4,771)
Sales returns allowance (a)	—	(4,127)
Other allowances	(2,640)	(2,164)
	$353,749	$322,892
(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, the Company has recorded a liability for estimated returns of inventory as a refund liability within accrued expenses and other liabilities. These balances were previously presented as an allowance within accounts receivable. See Note 6 for further details.
5.    Debt
Long-term debt as of March 31, 2018 and December 31, 2017 consists of the following:

(in thousands)	March 31, 2018	December 31, 2017
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	12,191	4,462
Other	311	336
	362,502	354,798
Unamortized debt issuance costs related to senior secured notes	(5,430)	(5,639)
	357,072	349,159
Less: Current portion of long-term debt	101	100
	$356,971	$349,059

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

As of March 31, 2018, the estimated market value of the Senior Notes approximated the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement”), has an aggregate commitment of $375.0 million. The Company had outstanding borrowings under the Revolver of $12.2 million with net availability of $301.5 million as of March 31, 2018. The interest rate on borrowings outstanding as of March 31, 2018, all of which were base rate borrowings, was 5.0%. The Company had $61.3 million in letters of credit outstanding under the Credit Agreement as of March 31, 2018.

The carrying value of the Revolver at March 31, 2018 approximates fair value as the rates are comparable to those at which the Company could currently borrow under similar terms, are variable and incorporate a measure of the Company’s credit risk. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

Other
Other long-term debt as of March 31, 2018 consists of a $0.3 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.
6.    Revenue

Adoption of Topic 606
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policy under Topic 605, Revenue Recognition.

The impact of adopting Topic 606 was not material to the Company’s results of operations for the three months ended March 31, 2018 and as such, comparability between periods is not materially affected.

Beginning January 1, 2018, the Company has presented contract assets and contract liabilities on its unaudited condensed consolidated balance sheets, determined on a contract-by-contract basis. Contract assets contain rights to payment that are conditional on something other than the passage of time, such as retainage, which were historically presented within accounts receivable, net of allowances, as well as the balances that were historically presented within costs in excess of billings on uncompleted contracts on the Company’s consolidated balance sheets. Contract liabilities contain advances from customers, which were historically presented within accrued expenses and other liabilities, as well as the balances that were historically presented within billings in excess of costs on uncompleted contracts on the Company’s consolidated balance sheets. Refer to further discussion of the Company’s contract assets and contract liabilities below.

Additionally, beginning January 1, 2018, the Company has presented a return asset, which represents inventory the Company expects to receive from customers related to estimated sales returns, within prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets. This balance was previously presented within inventories, net on the Company’s consolidated balance sheets. Conversely, the Company has recorded a refund liability for estimated returns of inventory within accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheets. These balances were previously presented as an allowance within accounts receivable, net of allowances on the Company’s consolidated balance sheets.

The following table reflects the cumulative impact of adoption of Topic 606. As the cumulative impact of adopting Topic 606 on the Company’s historical results of operations was less than $0.1 million, the Company did not record an adjustment to opening retained earnings as of January 1, 2018.

(in thousands)	December 31, 2017	Adoption of Topic 606	January 1, 2018
Accounts receivable, net of allowances	$322,892	$(8,884)	$314,008
Inventories, net	309,060	(3,128)	305,932
Contract assets	—	38,557	38,557
Costs in excess of billings on uncompleted contracts	28,738	(28,738)	—
Prepaid expenses and other current assets	57,949	3,128	61,077
Total assets	1,473,350	935	1,474,285

Accrued expenses and other liabilities	96,262	(6,967)	89,295
Contract liabilities	—	26,330	26,330
Billings in excess of costs on uncompleted contracts	18,428	(18,428)	—
Total liabilities	726,451	935	727,386

Total liabilities and stockholders' equity	$1,473,350	$935	$1,474,285

The following table reflects the impact of adoption of Topic 606 on the Company’s financial position as of March 31, 2018.

(in thousands)	Balances without Adoption of Topic 606	Adjustments	As Reported
Accounts receivable, net of allowances	$361,631	$(7,882)	$353,749
Inventories, net	342,735	(3,968)	338,767
Contract assets	—	36,613	36,613
Costs in excess of billings on uncompleted contracts	26,912	(26,912)	—
Prepaid expenses and other current assets	51,087	3,968	55,055
Total assets	1,541,689	1,819	1,543,508

Accrued expenses and other liabilities	89,700	(6,648)	83,052
Contract liabilities	—	29,089	29,089
Billings in excess of costs on uncompleted contracts	20,622	(20,622)	—
Total liabilities	778,114	1,819	779,933

Total liabilities and stockholders' equity	$1,541,689	$1,819	$1,543,508
Nature of goods and services
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. The Company’s building products contracts typically contain a promise to supply multiple distinct products and thus, they generally contain multiple performance obligations under Topic 606. Depending on the nature of the promises within the Company’s construction services contracts and whether they are distinct under Topic 606, there may be a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each distinct performance obligation based on the standalone selling price of each distinct good or service, which is generally determined based on the prices charged to customers.

The Company recognizes revenue for its building products contracts when control of the promised goods (the performance obligations) is transferred to the Company’s customers. This generally occurs at a point in time when the products are delivered and the customer obtains physical possession, legal title and the risks and rewards of ownership. However, for certain product offerings, products are customized to customer specifications and the customer benefits from the Company’s performance over time as deliveries are made. As such, the Company has determined that an output method based on units delivered best depicts the transfer of control to the customer.

The Company generally recognizes revenue for its construction services contracts over time using cost based input methods. Periodic estimates of progress towards completion are made based on either a comparison of labor costs incurred to date with total estimated contract labor costs or total costs incurred to date with total estimated contract costs. Incurred costs represent work performed, which correspond and best depict transfer of control to the customer.

Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. Historically, the Company has made reasonable estimates of the extent of progress towards completion and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revenue recognized for performance obligations satisfied over time for the three months ended March 31, 2018 represented approximately 27% of total revenues for the period.

Estimated losses on uncompleted contracts and changes in contract estimates reflect the Company's best estimate of probable losses of unbilled receivables, and are recognized in the period such revisions are known and can be reasonably estimated. These estimates are recognized in cost of sales. Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and it is possible that actual completion costs may vary from these estimates.

All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. Taxes assessed by governmental authorities that are directly imposed on the Company’s revenue-producing transactions are excluded from sales.

The Company accounts for shipping and handling costs associated with its contracts as a fulfillment cost and expenses these as incurred within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Disaggregation of revenue
The following tables present the Company’s net sales disaggregated by major product category and customer type. As noted above, prior period amounts have not been adjusted under the modified retrospective method and continue to be reported in accordance with the Company’s historic accounting policy under Topic 605.

The following table shows net sales classified by major product category for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Structural components	$135,829	$109,891
Lumber & lumber sheet goods	288,086	244,436
Millwork, doors & windows	229,518	210,751
Other building products & services	180,769	192,622
Total net sales	$834,202	$757,700

The following table reflects the Company’s estimate of net sales by each customer type for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Single-family homebuilders	$637,308	$559,589
Remodeling contractors	95,451	82,075
Multi-family, commercial & other contractors	101,443	116,036
Total net sales	$834,202	$757,700

Contract balances
The timing of revenue recognition, invoicing and cash collection affects receivables, contract assets and contract liabilities on the Company’s unaudited condensed consolidated balance sheets. For building products contracts that contain performance obligations satisfied at a point in time, the Company recognizes revenue upon satisfaction of the performance obligation and then bills the customer, resulting in a receivable. For building products contracts that contain performance obligations satisfied over time, the Company recognizes revenue as the performance obligation is satisfied, but prior to billing, resulting in an unbilled receivable, as the Company has an unconditional right to payment.

For the Company’s construction services contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms. Revenue is also recognized over time as the performance obligations are satisfied, which can result in contract assets and liabilities, on a contract-by-contract basis, due to timing differences between billing and revenue recognition. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer. Conversely, contract liabilities include amounts that have been billed to the customer in excess of the revenue recognized.

At times, the Company will have a right to payment from previous performance that is conditional on something other than passage of time, such as retainage, which creates a contract asset. Conversely, the Company may receive advances from customers prior to the Company’s performance, which creates a contract liability.

Contract assets are reclassified to a receivable when the right to consideration becomes unconditional. The Company’s terms generally provide for payment within 30 days of being invoiced. On occasion, when necessary to compete in certain circumstances, the Company will offer extended payment terms, which do not exceed one year.

The following table reflects the Company’s contract balances as of March 31, 2018 and January 1, 2018, the date that the Company adopted Topic 606:

(in thousands)	March 31, 2018	January 1, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$360,696	$321,418	$39,278
Contract assets	36,613	38,557	(1,944)
Contract liabilities	$29,089	$26,330	$2,759

During the three months ended March 31, 2018, the Company’s contract assets decreased by $1.9 million and the Company’s contract liabilities increased by $2.8 million. The change in contract assets and liabilities was primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three months ended March 31, 2018, the Company recognized revenue of $21.6 million that was included in contract liabilities as of January 1, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three months ended March 31, 2018.
Practical Expedients
As permitted by Topic 606, the Company has elected to expense any incremental costs of obtaining a contract as incurred as the amortization period would have been one year or less. Additionally, as permitted by Topic 606, the Company has elected not to adjust the promised amount of consideration for a significant financing component as the Company expects that the period of time between the Company’s satisfaction of the performance obligation and the customer’s payment would have been one year or less. Finally, as permitted by Topic 606, the Company has elected not to disclose the value of unsatisfied performance obligations, as the Company’s contracts generally have an original expected length of one year or less.
7.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2018 and December 31, 2017. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of March 31, 2018 and December 31, 2017.

For the three months ended March 31, 2018, the Company’s effective tax rate was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense offset by excess tax windfall benefits from stock compensation. For the three months ended March 31, 2017, the effective tax rate was 20.6%, which varied from the federal statutory rate of 35% primarily due to the excess tax windfall benefit from stock compensation partially offset by state income tax expense.

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. The Company has recognized a net tax benefit of $3.6 million related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis based on information currently available. The 2017 Tax Act may be subject to technical amendments, as well as interpretations and implementing regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, the Company may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018. As of March 31, 2018, the Company has not adjusted the provisional estimates recognized in 2017.
8.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of March 31, 2018, the Company has accrued $3.0 million in relation to pending litigation that was recorded during the year ended December 31, 2017. The amount accrued is based upon currently available information, however, the ultimate obligation may be higher.
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Restricted stock units (a)	$1,658	$1,004
Restricted stock	91	136
Stock options	26	91
Stock based compensation	$1,775	$1,231
(a) Includes service-based and performance-based restricted stock units.

During the three months ended March 31, 2018, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest in March 2021. The weighted average grant date fair value of the performance-based restricted stock units was $19.30. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 0.2 million, based 50% upon the Company’s average return on invested capital (“Average ROIC”) over the three year period from January 1, 2018 through December 31, 2020 and 50% upon the Company’s cumulative adjusted earnings per share (“Adjusted EPS”) over the same three-year period.
During the three months ended March 31, 2017, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest in March 2020. The weighted average grant date fair value of the performance-based restricted stock units was $21.35. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 0.2 million, based 50% upon the Company’s Average ROIC over the three year period from January 1, 2017 through December 31, 2019 and 50% upon the Company’s cumulative Adjusted EPS over the same three-year period.
10.    Segments
ASC 280, Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.
The Company’s operating segments consist of the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. The CODM reviews aggregate information to allocate resources and assess performance. Based on the CODM’s review, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions, the Company has aggregated its operating segments into one reportable segment, “Geographic divisions.”

In addition to the Company’s reportable segment, the Company’s consolidated results include “Other reconciling items.” Other reconciling items is comprised of the Company’s corporate activities and other income and expenses not allocated to the operating segments.

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three months ended March 31, 2018 and 2017. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended March 31, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$834,202	$199,084	$15,211	$63,674
Other reconciling items	—	—	470	(16,494)
	$834,202	$199,084	$15,681

	Three Months Ended March 31, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$757,700	$178,197	$16,227	$47,403
Other reconciling items	—	—	586	(13,840)
	$757,700	$178,197	$16,813
Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2018	2017
Income before income taxes	$19,998	$4,717
Interest expense	5,982	6,088
Depreciation and amortization	15,681	16,813
Merger and integration costs	1,687	4,441
Non-cash stock compensation expense	1,775	1,231
Acquisition costs	234	273
Other items (a)	1,823	—
Adjusted EBITDA of other reconciling items	16,494	13,840
Adjusted EBITDA of geographic divisions reportable segment	$63,674	$47,403
(a) Represents severance and executive search costs incurred in connection with the departure of the Company’s former chief executive officer and the search for his permanent replacement.

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
The basic and diluted EPS calculations for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Income attributable to common stockholders	$15,359	$3,744

Weighted average common shares outstanding, basic	67,138	66,692
Effect of dilutive securities:
Restricted stock units	299	178
Stock options	172	233
Restricted stock	55	83
Weighted average common shares outstanding, diluted	67,664	67,186

Basic income per common share	$0.23	$0.06
Diluted income per common share	$0.23	$0.06
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of March 31, 2018, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.4 million.

	Three Months Ended March 31,
(in thousands)	2018	2017
Restricted stock units	21	21
Stock options	—	303

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2017 Annual Report on Form 10-K. All references to “BMC,” “we,” “us,” “our” or the “Company” mean BMC Stock Holdings, Inc.
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

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.
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

The 19 states in which we operate accounted for approximately 66% of 2017 U.S. single-family housing permits according to the U.S. Census Bureau. In these 19 states, we operate in 45 metropolitan areas.

Our net sales for the three months ended March 31, 2018 increased 10.1% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 23.9% for the three months ended March 31, 2018 compared to 23.5% for the prior year period. We recorded income from operations of $24.0 million during the three months ended March 31, 2018 compared to $10.5 million during the three months ended March 31, 2017. See further discussion in “-Operating Results” below.
Factors Affecting Our Operating Results
Our operating results and financial performance are influenced by a variety of factors, including, among others, acquisitions, conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are discussed in our 2017 Annual Report on Form 10-K, as supplemented by the additional discussion below.
Acquisitions
On March 1, 2018, the Company completed the acquisition of Shone Lumber, a supplier of building materials in the state of Delaware, for a preliminary purchase price of $22.4 million.
On April 3, 2017, the Company completed the acquisition of Texas Plywood & Lumber Company, Inc. (“TexPly”), a supplier of production millwork and doors in the Dallas-Fort Worth area, for a purchase price of $31.7 million.
On March 27, 2017, the Company completed the acquisition of Code Plus, a truss manufacturer located in Martinsburg, West Virginia serving the Washington DC market, for a purchase price of $7.1 million.
Net sales increased by approximately $21.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of the acquisitions of Shone Lumber, TexPly and Code Plus.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisitions of Shone Lumber and Code Plus.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 9.3% for the three months ended March 31, 2018 as compared to the same period in the prior year.

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

	Three Months Ended March 31,
	2018 versus 2017	2018 average price
Framing lumber prices	26.4%	$484
Structural panel prices	30.0%	$503
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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber & lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. For further discussion of the impact of mix of products sold on historical periods, see “-Operating Results” below.
Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors and multi-family, commercial and other contractors. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to our other primary customer types can vary based on a variety of factors.
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. As a result, sales are usually lower in the first and fourth quarters than in the second and third quarters.

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2018		2017
Net sales	$834,202	100.0%	$757,700	100.0%
Cost of sales	635,118	76.1%	579,503	76.5%
Gross profit	199,084	23.9%	178,197	23.5%
Operating expenses:
Selling, general and administrative expenses	160,204	19.2%	148,888	19.6%
Depreciation expense	9,506	1.1%	10,561	1.4%
Amortization expense	3,657	0.4%	3,821	0.5%
Merger and integration costs	1,687	0.2%	4,441	0.6%
Income from operations	24,030	2.9%	10,486	1.4%
Other income (expense)
Interest expense	(5,982)	(0.7)%	(6,088)	(0.8)%
Other income, net	1,950	0.2%	319	0.0%
Income before income taxes	19,998	2.4%	4,717	0.6%
Income tax expense	4,639	0.6%	973	0.1%
Net income	$15,359	1.8%	$3,744	0.5%
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net sales
For the three months ended March 31, 2018, net sales increased $76.5 million, or 10.1%, to $834.2 million from $757.7 million during the three months ended March 31, 2017. We estimate that net sales increased 6.8% from higher selling prices of lumber & lumber sheet goods, 2.8% from the acquisitions of Shone Lumber, TexPly and Code Plus and 0.5% from other organic growth.
We estimate approximately 76% of our net sales for the three months ended March 31, 2018 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 9.3% for the three months ended March 31, 2018 as compared to the same period in the prior year, while single-family houses completed increased approximately 10.5% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 14.2% while net sales to multi-family, commercial & other contractors declined 12.6%. Increases in net sales from Texas and California accounted for the majority of the total increase in net sales for the three months ended March 31, 2018, while the Company experienced a decrease in net sales in Georgia of approximately 2% of overall net sales.
The following table shows net sales classified by major product category:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$135,829	16.3%	$109,891	14.5%	23.6%
Lumber & lumber sheet goods	288,086	34.5%	244,436	32.3%	17.9%
Millwork, doors & windows	229,518	27.5%	210,751	27.8%	8.9%
Other building products & services	180,769	21.7%	192,622	25.4%	(6.2)%
Total net sales	$834,202	100.0%	$757,700	100.0%	10.1%
The increase in net sales in our structural components product category was primarily related to an increase in single-family housing starts, an increase in net sales of our Ready-Frame® product offering and an increase in average selling prices. The impact of price inflation during the three months ended March 31, 2018 led to the increase in net sales in our lumber & lumber sheet goods product category, partially offset by an approximately 4% decline in volume. The decrease in our other building products & services product category was primarily related to a decrease in sales to multi-family, commercial and other contractors.

Cost of sales
For the three months ended March 31, 2018, cost of sales increased $55.6 million, or 9.6%, to $635.1 million from $579.5 million during the three months ended March 31, 2017. We estimate our cost of sales increased approximately 6.9% as a result of commodity cost inflation and approximately 2.8% due to the acquisitions of Shone Lumber, TexPly and Code Plus, while other organic changes decreased our cost of sales by approximately 0.1%.
Gross profit
For the three months ended March 31, 2018, gross profit increased $20.9 million, or 11.7%, to $199.1 million from $178.2 million for the three months ended March 31, 2017, driven primarily by commodity inflation. Our gross margin was 23.9% for the three months ended March 31, 2018 and 23.5% for the three months ended March 31, 2017. This increase in gross margin was primarily related to an increase in the gross margin within our lumber & lumber sheet goods product category, as compared to the prior year, which was primarily derived from a temporary decline in the cost of lumber sheet goods.
Operating expenses
For the three months ended March 31, 2018:

•
selling, general and administrative expenses were $160.2 million, up $11.3 million, or 7.6%, from $148.9 million for the three months ended March 31, 2017. Approximately $4.5 million of this increase related to selling, general and administrative expenses of Shone Lumber, TexPly and Code Plus and approximately $3.5 million related to higher employee compensation, benefits and other employee-related costs. The Company incurred $1.8 million related to severance and executive search costs in connection with the departure of the Company’s former chief executive officer and the search for his permanent replacement. The remaining increase related primarily to a $0.8 million increase in diesel fuel costs.

•
depreciation expense was $9.5 million compared to $10.6 million for the three months ended March 31, 2017. This decrease resulted from certain fixed assets that became fully depreciated in 2017, partially offset by the depreciation of replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $3.7 million compared to $3.8 million for the three months ended March 31, 2017. This decrease resulted from certain intangible assets that became fully amortized in 2017, partially offset by the amortization of intangible assets acquired in the Shone Lumber, TexPly and Code Plus acquisitions.

•
the Company incurred $1.7 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation and Stock Building Supply Holdings, Inc., consisting primarily of system integration costs, compared to $4.4 million for the three months ended March 31, 2017.

Interest expense
For the three months ended March 31, 2018, interest expense was $6.0 million compared to $6.1 million for the three months ended March 31, 2017. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million for the three months ended March 31, 2018 and 2017.
Other income, net
For the three months ended March 31, 2018, other income, net, which was derived primarily from state and local tax incentive programs and service charges assessed on past due accounts receivable, was $2.0 million, compared to $0.3 million for the three months ended March 31, 2017. This increase was primarily due to an increase in income from state and local tax incentive programs.
Income tax
For the three months ended March 31, 2018, income tax expense was $4.6 million compared to $1.0 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense, partially offset by excess tax windfall benefits from stock compensation. The effective tax rate for the three months ended March 31, 2017 was 20.6%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation, partially offset by state income tax expense.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2018 and 2017, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at March 31, 2018 was $310.5 million, which includes $9.0 million in cash and cash equivalents and $301.5 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.
Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $436.0 million and $418.9 million as of March 31, 2018 and December 31, 2017, respectively, as summarized in the following table:

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$9,002	$11,750
Accounts receivable, net of allowances (a)	353,749	322,892
Inventories, net (a)	338,767	309,060
Other current assets (a)	93,956	90,435
Accounts payable, accrued expenses and other current liabilities (a)	(352,082)	(307,538)
Current portion of long-term debt and capital lease obligations	(7,373)	(7,739)
Total net current assets	$436,019	$418,860

(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, certain amounts within net current assets were reclassified. See Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the changes, including the reclassifications made, resulting from our adoption of Topic 606.
Accounts receivable, net, increased $30.9 million from December 31, 2017 to March 31, 2018 primarily due to seasonal increases in sales and an increase in days sales outstanding (measured against net sales in the current fiscal quarter of each period) from 35 days at December 31, 2017 to 38 days at March 31, 2018.

Inventories, net, increased $29.7 million from December 31, 2017 to March 31, 2018 and inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) increased from 43 days at December 31, 2017 to 48 days at March 31, 2018 primarily due to commodity price inflation and seasonal increases in inventory purchases in advance of the peak residential construction season.

Accounts payable, accrued expenses and other current liabilities increased $44.5 million from December 31, 2017 to March 31, 2018 primarily due to an increase in accounts payable related to increased inventory purchases in connection with seasonally higher sales volume.

Cash flows from operating activities
Net cash provided by (used in) operating activities was $23.2 million and $(3.9) million for the three months ended March 31, 2018 and 2017, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$15,359	$3,744
Non-cash expenses	18,534	18,258
Change in deferred income taxes	3,810	760
Change in working capital and other assets and liabilities	(14,491)	(26,668)
Net cash provided by (used in) operating activities	$23,212	$(3,906)
Net cash provided by operating activities increased by $27.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was primarily related to improved profitability and changes in working capital and others assets and liabilities. Changes in working capital and other assets and liabilities relate primarily to the timing of cash received from customers and cash paid to vendors.
Cash flows from investing activities
Net cash used in investing activities was $29.1 million and $16.5 million for the three months ended March 31, 2018 and 2017, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2018	2017
Purchases of businesses, net of cash acquired	$(20,970)	$(6,693)
Purchases of property, equipment and real estate	(10,244)	(10,662)
Insurance proceeds	1,991	—
Proceeds from sale of property, equipment and real estate	127	866
Net cash used in investing activities	$(29,096)	$(16,489)
Purchases of businesses, net of cash acquired, for the three months ended March 31, 2018 and 2017 relates to the cash paid at closing for the acquisitions of Shone Lumber and Code Plus, respectively.
Cash used for the purchase of property and equipment for the three months ended March 31, 2018 and 2017 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
During the three months ended March 31, 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $2.0 million related to property, plant and equipment damaged in the fire.
Cash flows from financing activities
Net cash provided by financing activities was $3.1 million and $16.3 million for the three months ended March 31, 2018 and 2017, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net borrowings on Revolver	$7,729	$19,745
Payments on capital lease obligations and other notes	(2,084)	(5,224)
Other financing activities, net	(2,509)	1,735
Net cash provided by financing activities	$3,136	$16,256
The Company made net borrowings of $7.7 million and $19.7 million on the Revolver during the three months ended March 31, 2018 and 2017, respectively. A portion of the net borrowings during the three months ended March 31, 2018 was used to fund the acquisition of Shone Lumber during March 2018, while a portion of the net borrowings during the three months ended March 31, 2017 was used to fund the acquisition of Code Plus during March 2017.
Payments on capital lease obligations and other notes declined by $3.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to one-time payments made during the three months ended March 31, 2017 related to the payoff of certain other notes.
Proceeds from the exercise of stock options, which are included in other financing activities, net, were $0.6 million for the three months ended March 31, 2018 compared to $2.5 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, other financing activities also include net repayments of secured borrowings, purchases of treasury shares and the release of the holdback for the Code Plus acquisition. For the three months ended March 31, 2017, other financing activities also include net repayments of secured borrowings, purchases of treasury shares and payments of debt issuance costs.
Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2018 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, to be approximately $55.0 million to $65.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations. For the three months ended March 31, 2018, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $10.1 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of March 31, 2018.

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into the Original Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement, which includes the Revolver, has an aggregate commitment of $375.0 million and a letters of credit sublimit of $100.0 million. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

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
The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2018. We were in compliance with all covenants under the Credit Agreement as of March 31, 2018.

We had outstanding borrowings of $12.2 million with net availability of $301.5 million as of March 31, 2018. We had $61.3 million in letters of credit outstanding under the Credit Agreement as of March 31, 2018.
Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $19.4 million at March 31, 2018 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles.
Off-Balance Sheet Arrangements
At March 31, 2018 and December 31, 2017, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently Issued Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
Critical Accounting Policies
Except for our accounting policies impacted by our adoption of Topic 606, there have been no material changes to the critical accounting policies as disclosed in the Company’s 2017 Annual Report on Form 10-K. See Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the changes to the critical accounting policies resulting from our adoption of Topic 606.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risks as disclosed in the Company’s 2017 Annual Report on Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 30, 2017, Region 10 of the U.S. Environmental Protection Agency (the “EPA”) sent a notice of intent to us, alleging certain violations of the Clean Water Act with respect to industrial stormwater permitting regarding monitoring, inspections, benchmarks and record keeping at our Everett, Washington facility. The EPA asserted that the alleged violations may subject us to administrative or civil penalties. On January 9, 2018, the Company and the EPA reached a settlement in an amount of less than $0.1 million. The 30-day comment period ended without comments and the terms of the consent agreement were ratified in a Final Order by the EPA regional judicial officer dated May 3, 2018.

ITEM 1A    RISK FACTORS
There have been no material changes to our risk factors from the risk factors disclosed in our 2017 Annual Report on Form 10-K. The risks described in our 2017 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 2, 2018, an executive of the Company exercised a total of 17,272 non-qualified stock options that were granted prior to the Company’s 2013 initial public offering at an exercise price of $0.97 per share, resulting in the issuance of 17,272 shares of common stock. The issuance of shares was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1#	Employment Agreement, dated as of June 1, 2017, by and between Lanesha Minnix and BMC Stock Holdings, Inc.
10.2#	Separation Agreement and General Release, dated as of December 1, 2015, by and between Jeffrey G. Rea and Stock Building Supply Holdings, Inc.
31.1	Certification by David L. Keltner, Interim President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date: May 8, 2018	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)