Form 10-Q
period 2018-06-30
BMC STOCK HOLDINGS, INC.
filed 2018-07-31
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at July 30, 2018 was 67,315,712 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$14,347	$11,750
Accounts receivable, net of allowances	385,067	322,892
Inventories, net	364,514	309,060
Contract assets	38,065	—
Costs in excess of billings on uncompleted contracts	—	28,738
Income taxes receivable	—	3,748
Prepaid expenses and other current assets	72,208	57,949
Total current assets	874,201	734,137
Property and equipment, net of accumulated depreciation	296,827	295,820
Customer relationship intangible assets, net of accumulated amortization	166,000	166,306
Other intangible assets, net of accumulated amortization	1,139	1,306
Goodwill	264,318	261,792
Other long-term assets	13,392	13,989
Total assets	$1,615,877	$1,473,350
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$240,144	$174,583
Accrued expenses and other liabilities	95,045	96,262
Contract liabilities	29,515	—
Billings in excess of costs on uncompleted contracts	—	18,428
Income taxes payable	13,167	—
Interest payable	4,784	4,769
Current portion:
Long-term debt and capital lease obligations	7,216	7,739
Insurance reserves	13,309	13,496
Total current liabilities	403,180	315,277
Insurance reserves	38,489	38,470
Long-term debt	344,962	349,059
Long-term portion of capital lease obligations	12,173	14,838
Deferred income taxes	3,345	1,768
Other long-term liabilities	6,666	7,039
Total liabilities	808,815	726,451
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.6 million and 67.3 million shares issued, and 67.3 million and 67.1 million outstanding at June 30, 2018 and December 31, 2017, respectively	676	673
Additional paid-in capital	665,002	659,440
Retained earnings	146,371	90,607
Treasury stock, at cost, 0.3 million and 0.2 million shares at June 30, 2018 and December 31, 2017, respectively	(4,987)	(3,821)
Total stockholders' equity	807,062	746,899
Total liabilities and stockholders' equity	$1,615,877	$1,473,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net sales
Building products	$782,122	$676,487	$1,428,076	$1,248,607
Construction services	216,339	209,888	404,587	395,468
	998,461	886,375	1,832,663	1,644,075
Cost of sales
Building products	582,008	501,988	1,062,309	928,071
Construction services	176,854	172,700	331,671	326,120
	758,862	674,688	1,393,980	1,254,191
Gross profit	239,599	211,687	438,683	389,884

Selling, general and administrative expenses	169,828	157,815	330,032	306,703
Depreciation expense	9,758	10,941	19,264	21,502
Amortization expense	3,816	4,100	7,473	7,921
Merger and integration costs	481	6,324	2,168	10,765
	183,883	179,180	358,937	346,891
Income from operations	55,716	32,507	79,746	42,993
Other income (expense)
Interest expense	(6,008)	(6,495)	(11,990)	(12,583)
Other income, net	2,927	964	4,877	1,283
Income before income taxes	52,635	26,976	72,633	31,693
Income tax expense	12,230	9,380	16,869	10,353
Net income	$40,405	$17,596	$55,764	$21,340

Weighted average common shares outstanding
Basic	67,269	66,927	67,204	66,810
Diluted	67,667	67,394	67,666	67,290

Net income per common share
Basic	$0.60	$0.26	$0.83	$0.32
Diluted	$0.60	$0.26	$0.82	$0.32
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$55,764	$21,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,461	26,450
Amortization of intangible assets	7,473	7,921
Amortization of debt issuance costs	842	842
Deferred income taxes	1,577	4,155
Non-cash stock compensation expense	4,916	3,385
(Gain) loss on sale of property, equipment and real estate	(1,571)	280
Other non-cash adjustments	665	445
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(64,648)	(51,197)
Inventories, net	(49,789)	(39,017)
Accounts payable	60,153	37,088
Other assets and liabilities	11,106	(468)
Net cash provided by operating activities	50,949	11,224
Cash flows from investing activities
Purchases of property, equipment and real estate	(26,287)	(34,782)
Purchases of businesses, net of cash acquired	(20,970)	(38,737)
Insurance proceeds	1,991	—
Proceeds from sale of property, equipment and real estate	6,731	1,038
Net cash used in investing activities	(38,535)	(72,481)
Cash flows from financing activities
Proceeds from revolving line of credit	543,460	485,388
Repayments of proceeds from revolving line of credit	(547,922)	(418,666)
Payments on capital lease obligations	(4,012)	(5,259)
Principal payments on other notes	(50)	(2,580)
Other financing activities, net	(1,293)	798
Net cash (used in) provided by financing activities	(9,817)	59,681
Net increase (decrease) in cash and cash equivalents	2,597	(1,576)
Cash and cash equivalents
Beginning of period	11,750	8,917
End of period	$14,347	$7,341

Supplemental disclosure of non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	$1,403	$375
Assets acquired under capital lease obligations	821	2,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization
These unaudited financial statements represent the financial statements of BMC Stock Holdings, Inc. and its subsidiaries. All references to “BMC” or the “Company” mean BMC Stock Holdings, Inc. and its subsidiaries.
The Company distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, the Company provides solution-based services to its customers, including component design, product specification and installation services.
2.    Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
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

Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is currently required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for the Company’s annual and interim periods beginning on January 1, 2019. The Company is in the process of evaluating the impact of the standard on the Company’s financial statements. As a lessee, certain of the Company’s leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a ROU asset and a lease liability, which is expected to have a material impact on the Company’s balance sheet. The timing of expense recognition and classification in the statement of operations could change based on the classification of leases as either operating or financing. The Company continues to evaluate its existing lease portfolio, including accumulating all of the necessary information required to account for its leases under the standard. Additionally, to assist in the accounting, as well as to ensure that the Company meets the disclosure requirements of the standard, the Company is in the process of making changes to its processes, including the implementation of a lease management system.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. Modified retrospective application is required, with certain exceptions. The Company is evaluating the impact of the standard on its financial statements.
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

2018 Acquisition
On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a preliminary purchase price of $22.4 million. This acquisition enhances the Company’s value-added offerings and footprint in the Mid-Atlantic region. The preliminary purchase price includes a holdback which, after certain post-closing adjustments, requires the Company to pay $1.4 million to the sellers one year from the closing date. The holdback amount may be further reduced under certain circumstances. The Company funded the transaction through available cash and borrowings on the Company’s revolving line of credit.

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of Shone Lumber are included in the Company’s consolidated financial statements beginning on the acquisition date. The preliminary purchase price allocation resulted in the initial recognition of goodwill of $2.5 million, a customer relationship intangible asset of $7.0 million, accounts receivable of $6.4 million, inventory of $8.8 million, property and equipment of $2.9 million and total current liabilities of $5.3 million, as well as other operating assets. The customer relationship intangible asset has a useful life of 9 years. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

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

For the year ended December 31, 2017, Shone Lumber generated net sales of approximately $70.7 million. The Company incurred transaction costs of $0 and $0.2 million for the three and six months ended June 30, 2018, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Net sales and estimated pre-tax earnings for Shone Lumber included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2018 were $20.9 million and $1.7 million, respectively. Net sales and estimated pre-tax earnings for Shone Lumber included in the unaudited condensed consolidated statements of operations from the March 1, 2018 acquisition date to June 30, 2018 were $26.3 million and $2.0 million, respectively. The impact of the acquisition was not considered significant for the reporting of pro forma financial information.

2017 Acquisitions
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

Net sales and estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2017 were $19.2 million and $1.1 million, respectively. Net sales and estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 were $19.5 million and $1.1 million, respectively. The impact of the acquisitions was not significant for the reporting of pro forma financial information.
4.    Accounts Receivable
Accounts receivable consist of the following at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Trade receivables	$393,038	$333,954
Allowance for doubtful accounts	(5,468)	(4,771)
Sales returns allowance (a)	—	(4,127)
Other allowances	(2,503)	(2,164)
	$385,067	$322,892
(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, the Company has recorded a liability for estimated returns of inventory as a refund liability within accrued expenses and other liabilities. These balances were previously presented as an allowance within accounts receivable. See Note 6 for further details.
5.    Debt
Long-term debt as of June 30, 2018 and December 31, 2017 consists of the following:

(in thousands)	June 30, 2018	December 31, 2017
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	4,462
Other	286	336
	350,286	354,798
Unamortized debt issuance costs related to senior secured notes	(5,221)	(5,639)
	345,065	349,159
Less: Current portion of long-term debt	103	100
	$344,962	$349,059

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

As of June 30, 2018, the estimated market value of the Senior Notes was approximately $7.9 million lower than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement”), has an aggregate commitment of $375.0 million. The Company had no outstanding borrowings under the Revolver and net availability of $313.9 million as of June 30, 2018. The Company had $61.1 million in letters of credit outstanding under the Credit Agreement as of June 30, 2018.

Other
Other long-term debt as of June 30, 2018 consists of a $0.3 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.
6.    Revenue

Adoption of Topic 606
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy under Topic 605, Revenue Recognition.

The impact of adopting Topic 606 was not material to the Company’s results of operations for the three and six months ended June 30, 2018 and as such, comparability between periods is not materially affected.

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

Additionally, beginning January 1, 2018, the Company has presented a return asset, which represents inventory the Company expects to receive from customers related to estimated sales returns, within prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets. This balance was previously presented within inventories, net, on the Company’s consolidated balance sheets. Conversely, the Company has recorded a refund liability for estimated returns of inventory within accrued expenses and other liabilities on the Company’s unaudited condensed consolidated balance sheets. These balances were previously presented as an allowance within accounts receivable, net of allowances, on the Company’s consolidated balance sheets.

The following table reflects the cumulative impact of adoption of Topic 606. As the cumulative impact of adopting Topic 606 on the Company’s historical results of operations was less than $0.1 million, the Company did not record an adjustment to opening retained earnings as of January 1, 2018.

(in thousands)	December 31, 2017	Adoption of Topic 606	January 1, 2018
Accounts receivable, net of allowances	$322,892	$(8,884)	$314,008
Inventories, net	309,060	(3,128)	305,932
Contract assets	—	38,557	38,557
Costs in excess of billings on uncompleted contracts	28,738	(28,738)	—
Prepaid expenses and other current assets	57,949	3,128	61,077
Total assets	1,473,350	935	1,474,285

Accrued expenses and other liabilities	96,262	(6,967)	89,295
Contract liabilities	—	26,330	26,330
Billings in excess of costs on uncompleted contracts	18,428	(18,428)	—
Total liabilities	726,451	935	727,386

Total liabilities and stockholders' equity	$1,473,350	$935	$1,474,285

The following table reflects the impact of adoption of Topic 606 on the Company’s financial position as of June 30, 2018.

(in thousands)	Balances without Adoption of Topic 606	Adjustments	As Reported
Accounts receivable, net of allowances	$392,871	$(7,804)	$385,067
Inventories, net	368,284	(3,770)	364,514
Contract assets	—	38,065	38,065
Costs in excess of billings on uncompleted contracts	28,600	(28,600)	—
Prepaid expenses and other current assets	68,438	3,770	72,208
Total assets	1,614,216	1,661	1,615,877

Accrued expenses and other liabilities	104,371	(9,326)	95,045
Contract liabilities	—	29,515	29,515
Billings in excess of costs on uncompleted contracts	18,528	(18,528)	—
Total liabilities	807,154	1,661	808,815

Total liabilities and stockholders' equity	$1,614,216	$1,661	$1,615,877
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

Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. Historically, the Company has made reasonable estimates of the extent of progress towards completion and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revenue recognized for performance obligations satisfied over time for the three and six months ended June 30, 2018 represented approximately 27% of total revenues for both periods.

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

The following table shows net sales classified by major product category for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Structural components	$167,617	$138,306	$303,446	$248,197
Lumber & lumber sheet goods	368,123	290,499	656,209	534,935
Millwork, doors & windows	249,194	240,999	478,712	451,750
Other building products & services	213,527	216,571	394,296	409,193
Total net sales	$998,461	$886,375	$1,832,663	$1,644,075

The following table reflects the Company’s estimate of net sales by each customer type for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Single-family homebuilders	$757,059	$657,815	$1,394,367	$1,217,404
Remodeling contractors	117,405	98,255	212,856	180,330
Multi-family, commercial & other contractors	123,997	130,305	225,440	246,341
Total net sales	$998,461	$886,375	$1,832,663	$1,644,075

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

The following table reflects the Company’s contract balances as of June 30, 2018 and January 1, 2018, the date that the Company adopted Topic 606:

(in thousands)	June 30, 2018	January 1, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$395,590	$321,418	$74,172
Contract assets	38,065	38,557	(492)
Contract liabilities	$29,515	$26,330	$3,185

During the six months ended June 30, 2018, the Company’s contract assets decreased by $0.5 million and the Company’s contract liabilities increased by $3.2 million. The change in contract assets and liabilities was primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three and six months ended June 30, 2018, the Company recognized revenue of $2.5 million and $24.1 million, respectively, that was included in contract liabilities as of January 1, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and six months ended June 30, 2018.
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
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2018 and December 31, 2017. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of June 30, 2018 and December 31, 2017.

For the three and six months ended June 30, 2018, the Company’s effective tax rate was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. For the three and six months ended June 30, 2017, the effective tax rate was 34.8% and 32.7%, respectively, which varied from the federal statutory rate of 35% primarily due to the excess tax windfall benefits from stock compensation and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”).

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. The Company has recognized a net tax benefit of $3.6 million related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis based on information currently available. The 2017 Tax Act may be subject to technical amendments, as well as interpretations and implementing regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, the Company may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018. As of June 30, 2018, the Company has not adjusted the provisional estimates recognized in 2017.
8.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of June 30, 2018, the Company has accrued $3.0 million in relation to pending litigation that was recorded during the year ended December 31, 2017. The amount accrued is based upon currently available information; however, the ultimate obligation may be higher.
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Restricted stock units (a)	$3,110	$1,978	$4,768	$2,982
Restricted stock	7	90	98	226
Stock options	24	86	50	177
Stock based compensation	$3,141	$2,154	$4,916	$3,385
(a) Includes service-based and performance-based restricted stock units.

During the six months ended June 30, 2018, in addition to grants of service-based restricted stock unit awards, the Company granted performance-based restricted stock units that vest in March 2021. The weighted average grant date fair value of the performance-based restricted stock units was $19.30. The number of performance-based restricted stock units that are issued on the vesting date could range from zero to a maximum of 0.2 million, based 50% upon the Company’s average return on invested capital (“Average ROIC”) over the three year period from January 1, 2018 through December 31, 2020 and 50% upon the Company’s cumulative adjusted earnings per share (“Adjusted EPS”) over the same three-year period.
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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and six months ended June 30, 2018 and 2017. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended June 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$998,461	$239,599	$15,762	$96,501
Other reconciling items	—	—	491	(17,672)
	$998,461	$239,599	$16,253

	Three Months Ended June 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$886,375	$211,687	$16,944	$71,321
Other reconciling items	—	—	614	(11,744)
	$886,375	$211,687	$17,558

	Six Months Ended June 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,832,663	$438,683	$30,973	$160,175
Other reconciling items	—	—	961	(34,166)
	$1,832,663	$438,683	$31,934

	Six Months Ended June 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,644,075	$389,884	$33,171	$118,724
Other reconciling items	—	—	1,200	(25,584)
	$1,644,075	$389,884	$34,371

Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income before income taxes	$52,635	$26,976	$72,633	$31,693
Interest expense	6,008	6,495	11,990	12,583
Depreciation and amortization	16,253	17,558	31,934	34,371
Merger and integration costs	481	6,324	2,168	10,765
Non-cash stock compensation expense	3,141	2,154	4,916	3,385
Acquisition costs	33	44	267	317
Other items (a)	278	26	2,101	26
Adjusted EBITDA of other reconciling items	17,672	11,744	34,166	25,584
Adjusted EBITDA of geographic divisions reportable segment	$96,501	$71,321	$160,175	$118,724
(a) For the three and six months ended June 30, 2018, represents severance and executive search costs incurred in connection with the departure of the Company’s former chief executive officer and the search for his permanent replacement. For the three and six months ended June 30, 2017, represents asset impairment charges related to real estate held for sale.
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
The basic and diluted EPS calculations for the three and six months ended June 30, 2018 and 2017 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Income attributable to common stockholders	$40,405	$17,596	$55,764	$21,340

Weighted average common shares outstanding, basic	67,269	66,927	67,204	66,810
Effect of dilutive securities:
Restricted stock units	265	210	282	194
Stock options	128	196	150	214
Restricted stock	5	61	30	72
Weighted average common shares outstanding, diluted	67,667	67,394	67,666	67,290

Basic income per common share	$0.60	$0.26	$0.83	$0.32
Diluted income per common share	$0.60	$0.26	$0.82	$0.32
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of June 30, 2018, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.4 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Stock options	208	1	208	1
Restricted stock units	14	66	14	66

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2017 Annual Report on Form 10-K. All references to “BMC,” “we,” “us,” “our” or the “Company” mean BMC Stock Holdings, Inc. and its subsidiaries.
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
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation:

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

Our net sales for the three months ended June 30, 2018 increased 12.6% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 24.0% for the three months ended June 30, 2018 compared to 23.9% for the prior year period. We recorded income from operations of $55.7 million during the three months ended June 30, 2018 compared to $32.5 million during the three months ended June 30, 2017. See further discussion in “-Operating Results” below.
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
Approximately $20.9 million of the sales increase for the three months ended June 30, 2018, compared to the prior year period, was a result of the acquisition of Shone Lumber, while the acquisitions of Shone Lumber, TexPly and Code Plus increased net sales by approximately $42.3 million for the six months ended June 30, 2018, compared to the prior year period.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisitions of Shone Lumber, TexPly and Code Plus.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 11.2% for the three months ended June 30, 2018 as compared to the same period in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 versus 2017	2018 average price	2018 versus 2017	2018 average price
Framing lumber prices	30.1%	$540	28.3%	$512
Structural panel prices	32.5%	$550	31.4%	$527
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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. For further discussion of the impact of mix of products sold on historical periods, see “-Operating Results” below.
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

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018		2017		2018		2017
Net sales	$998,461	100.0%	$886,375	100.0%	$1,832,663	100.0%	$1,644,075	100.0%
Cost of sales	758,862	76.0%	674,688	76.1%	1,393,980	76.1%	1,254,191	76.3%
Gross profit	239,599	24.0%	211,687	23.9%	438,683	23.9%	389,884	23.7%
Operating expenses:
Selling, general and administrative expenses	169,828	17.0%	157,815	17.8%	330,032	18.0%	306,703	18.7%
Depreciation expense	9,758	1.0%	10,941	1.2%	19,264	1.1%	21,502	1.3%
Amortization expense	3,816	0.4%	4,100	0.5%	7,473	0.4%	7,921	0.5%
Merger and integration costs	481	0.0%	6,324	0.7%	2,168	0.1%	10,765	0.7%
Income from operations	55,716	5.6%	32,507	3.7%	79,746	4.4%	42,993	2.6%
Other income (expense)
Interest expense	(6,008)	(0.6)%	(6,495)	(0.7)%	(11,990)	(0.7)%	(12,583)	(0.8)%
Other income, net	2,927	0.3%	964	0.1%	4,877	0.3%	1,283	0.1%
Income before income taxes	52,635	5.3%	26,976	3.0%	72,633	4.0%	31,693	1.9%
Income tax expense	12,230	1.2%	9,380	1.1%	16,869	0.9%	10,353	0.6%
Net income	$40,405	4.0%	$17,596	2.0%	$55,764	3.0%	$21,340	1.3%
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Net sales
For the three months ended June 30, 2018, net sales increased $112.1 million, or 12.6%, to $998.5 million from $886.4 million during the three months ended June 30, 2017. We estimate that net sales increased 7.9% from higher selling prices of lumber and lumber sheet goods, 2.3% from the acquisition of Shone Lumber and 2.4% from other organic growth.
We estimate approximately 76% of our net sales for the three months ended June 30, 2018 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 11.2% for the three months ended June 30, 2018 as compared to the same period in the prior year, while single-family houses completed increased approximately 9.1% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 15.7% while net sales to multi-family, commercial and other contractors declined 4.8%.
The following table shows net sales classified by major product category:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$167,617	16.8%	$138,306	15.6%	21.2%
Lumber & lumber sheet goods	368,123	36.9%	290,499	32.8%	26.7%
Millwork, doors & windows	249,194	25.0%	240,999	27.2%	3.4%
Other building products & services	213,527	21.3%	216,571	24.4%	(1.4)%
Total net sales	$998,461	100.0%	$886,375	100.0%	12.6%

The increase in net sales in our structural components product category was primarily related to an increase in single-family housing starts, an increase in net sales of our Ready-Frame® product offering and an increase in average selling prices. The impact of price inflation during the three months ended June 30, 2018 led to the increase in net sales in our lumber and lumber sheet goods product category, partially offset by an approximately 1% decline in organic volume. The decrease in our other building products and services product category was primarily related to a decrease in sales to multi-family, commercial and other contractors.
Cost of sales
For the three months ended June 30, 2018, cost of sales increased $84.2 million, or 12.5%, to $758.9 million from $674.7 million during the three months ended June 30, 2017. We estimate our cost of sales increased approximately 8.5% as a result of commodity cost inflation and approximately 2.3% due to the acquisition of Shone Lumber, while other organic changes increased our cost of sales by approximately 1.7%.
Gross profit
For the three months ended June 30, 2018, gross profit increased $27.9 million, or 13.2%, to $239.6 million from $211.7 million for the three months ended June 30, 2017, driven primarily by commodity price increases and the acquisition of Shone Lumber. Our gross margin was 24.0% for the three months ended June 30, 2018 and 23.9% for the three months ended June 30, 2017.
Operating expenses
For the three months ended June 30, 2018:

•
selling, general and administrative expenses were $169.8 million, up $12.0 million, or 7.6%, from $157.8 million for the three months ended June 30, 2017. Approximately $3.4 million of this increase related to selling, general and administrative expenses of Shone Lumber and approximately $7.4 million related to higher employee compensation, benefits and other employee-related costs. The remaining increase related primarily to a $0.7 million increase in diesel fuel costs.

•
depreciation expense was $9.8 million compared to $10.9 million for the three months ended June 30, 2017. This decrease resulted from certain fixed assets that became fully depreciated in 2017, partially offset by the depreciation of replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $3.8 million compared to $4.1 million for the three months ended June 30, 2017. This decrease resulted from certain intangible assets that became fully amortized in 2017, partially offset by the amortization of intangible assets acquired in the Shone Lumber acquisition.

•
the Company incurred $0.5 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs, partially offset by a gain from disposition of property due to the integration, compared to $6.3 million for the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company recognized $2.8 million of expense related to the discontinuance of the ERP system previously utilized by BMHC.

Interest expense
For the three months ended June 30, 2018, interest expense was $6.0 million compared to $6.5 million for the three months ended June 30, 2017. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million for the three months ended June 30, 2018 and 2017.
Other income, net
For the three months ended June 30, 2018, other income, net, which was derived primarily from state and local tax incentive programs and service charges assessed on past due accounts receivable, was $2.9 million, compared to $1.0 million for the three months ended June 30, 2017. This increase was primarily due to an increase in income from state and local tax incentive programs.

Income tax
For the three months ended June 30, 2018, income tax expense was $12.2 million compared to $9.4 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. The effective tax rate for the three months ended June 30, 2017 was 34.8%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.
Six Months Ended June 30, 2018 compared to six months ended June 30, 2017
Net sales
For the six months ended June 30, 2018, net sales increased $188.6 million, or 11.5%, to $1,832.7 million from $1,644.1 million during the six months ended June 30, 2017. We estimate that net sales increased 7.4% from higher selling prices of lumber and lumber sheet goods, 2.6% from the acquisitions of Shone Lumber, TexPly and Code Plus and 1.5% from other organic growth.
We estimate approximately 76% of our net sales for the six months ended June 30, 2018 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 10.6% for the six months ended June 30, 2018 as compared to the same period in the prior year, while single-family houses completed increased approximately 10.5% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 15.0% while net sales to multi-family, commercial and other contractors declined 8.5%.
The following table shows net sales classified by major product category:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$303,446	16.6%	$248,197	15.1%	22.3%
Lumber & lumber sheet goods	656,209	35.8%	534,935	32.5%	22.7%
Millwork, doors & windows	478,712	26.1%	451,750	27.5%	6.0%
Other building products & services	394,296	21.5%	409,193	24.9%	(3.6)%
Total net sales	$1,832,663	100.0%	$1,644,075	100.0%	11.5%
The increase in net sales in our structural components product category was primarily related to an increase in single-family housing starts, an increase in net sales of our Ready-Frame® product offering and an increase in average selling prices. The impact of price inflation during the six months ended June 30, 2018 led to the increase in net sales in our lumber and lumber sheet goods product category, partially offset by an approximately 2% decline in organic volume. The decrease in our other building products and services product category was primarily related to a decrease in sales to multi-family, commercial and other contractors.
Cost of sales
For the six months ended June 30, 2018, cost of sales increased $139.8 million, or 11.1%, to $1,394.0 million from $1,254.2 million during the six months ended June 30, 2017. We estimate our cost of sales increased approximately 7.8% as a result of commodity cost inflation and approximately 2.5% due to the acquisitions of Shone Lumber, TexPly and Code Plus, while other organic changes increased our cost of sales by approximately 0.8%.
Gross profit
For the six months ended June 30, 2018, gross profit increased $48.8 million, or 12.5%, to $438.7 million from $389.9 million for the six months ended June 30, 2017, driven primarily by commodity price increases and the acquisition of Shone Lumber. Our gross margin was 23.9% for the six months ended June 30, 2018 and 23.7% for the six months ended June 30, 2017.
Operating expenses
For the six months ended June 30, 2018:

•
selling, general and administrative expenses were $330.0 million, up $23.3 million, or 7.6%, from $306.7 million for the six months ended June 30, 2017. Approximately $7.9 million of this increase related to selling, general and administrative expenses of Shone Lumber, TexPly and Code Plus and approximately $10.8 million related to higher employee compensation, benefits and other employee-related costs. The Company incurred $2.1 million related to severance and executive search costs in connection with the departure of the Company’s former chief executive officer and the search for his permanent replacement. The remaining increase related primarily to a $1.5 million increase in diesel fuel costs.

•
depreciation expense was $19.3 million compared to $21.5 million for the six months ended June 30, 2017. This decrease resulted from certain fixed assets that became fully depreciated in 2017, partially offset by the depreciation of replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $7.5 million compared to $7.9 million for the six months ended June 30, 2017. This decrease resulted from certain intangible assets that became fully amortized in 2017, partially offset by the amortization of intangible assets acquired in the Shone Lumber, TexPly and Code Plus acquisitions.

•
the Company incurred $2.2 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs, partially offset by a gain from disposition of property due to the integration, compared to $10.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company recognized $2.8 million of expense related to the discontinuance of the ERP system previously utilized by BMHC.

Interest expense
For the six months ended June 30, 2018, interest expense was $12.0 million compared to $12.6 million for the six months ended June 30, 2017. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.8 million for the six months ended June 30, 2018 and 2017.
Other income, net
For the six months ended June 30, 2018, other income, net, which was derived primarily from state and local tax incentive programs and service charges assessed on past due accounts receivable, was $4.9 million, compared to $1.3 million for the six months ended June 30, 2017. This increase was primarily due to an increase in income from state and local tax incentive programs
Income tax
For the six months ended June 30, 2018, income tax expense was $16.9 million compared to $10.4 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. The effective tax rate for the six months ended June 30, 2017 was 32.7%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2018 and 2017, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at June 30, 2018 was $328.2 million, which includes $14.3 million in cash and cash equivalents and $313.9 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $471.0 million and $418.9 million as of June 30, 2018 and December 31, 2017, respectively, as summarized in the following table:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$14,347	$11,750
Accounts receivable, net of allowances (a)	385,067	322,892
Inventories, net (a)	364,514	309,060
Other current assets (a)	110,273	90,435
Accounts payable, accrued expenses and other current liabilities (a)	(395,964)	(307,538)
Current portion of long-term debt and capital lease obligations	(7,216)	(7,739)
Total net current assets	$471,021	$418,860

(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, certain amounts within net current assets were reclassified. See Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the changes, including the reclassifications made, resulting from our adoption of Topic 606.
Accounts receivable, net, increased $62.2 million from December 31, 2017 to June 30, 2018 primarily due to seasonal increases in sales. Days sales outstanding (measured against net sales in the current fiscal quarter of each period) were 35 days at December 31, 2017 and June 30, 2018.

Inventories, net, increased $55.5 million from December 31, 2017 to June 30, 2018 primarily due to commodity price inflation and seasonal increases in inventory purchases. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) were 43 days at December 31, 2017 and June 30, 2018 .

Accounts payable, accrued expenses and other current liabilities increased $88.4 million from December 31, 2017 to June 30, 2018 primarily due to an increase in accounts payable related to increased inventory purchases in connection with seasonally higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $50.9 million and $11.2 million for the six months ended June 30, 2018 and 2017, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net income	$55,764	$21,340
Non-cash expenses	36,786	39,323
Change in deferred income taxes	1,577	4,155
Change in working capital and other assets and liabilities	(43,178)	(53,594)
Net cash provided by operating activities	$50,949	$11,224
Net cash provided by operating activities increased by $39.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily related to improved profitability and changes in working capital and others assets and liabilities. Changes in working capital and other assets and liabilities relate primarily to the timing of cash received from customers and cash paid to vendors.

Cash flows from investing activities
Net cash used in investing activities was $38.5 million and $72.5 million for the six months ended June 30, 2018 and 2017, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2018	2017
Purchases of property, equipment and real estate	$(26,287)	$(34,782)
Purchases of businesses, net of cash acquired	(20,970)	(38,737)
Insurance proceeds	1,991	—
Proceeds from sale of property, equipment and real estate	6,731	1,038
Net cash used in investing activities	$(38,535)	$(72,481)
Cash used for the purchase of property, equipment and real estate for the six months ended June 30, 2018 and 2017 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Purchases of businesses, net of cash acquired, for the six months ended June 30, 2018 related to the cash paid at closing for the acquisition of Shone Lumber. Purchases of businesses, net of cash acquired, for the six months ended June 30, 2017, related to the cash paid at closing for the acquisitions of TexPly and Code Plus.
During the six months ended June 30, 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $2.0 million related to property, plant and equipment damaged in the fire.
Proceeds from the sale of property, equipment and real estate during the six months ended June 30, 2018 related primarily to the sale of real estate of $6.3 million.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(9.8) million and $59.7 million for the six months ended June 30, 2018 and 2017, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net (repayments of) proceeds from Revolver	$(4,462)	$66,722
Payments on capital lease obligations and other notes	(4,062)	(7,839)
Other financing activities, net	(1,293)	798
Net cash (used in) provided by financing activities	$(9,817)	$59,681
The Company made net repayments of $4.5 million and net borrowings of $66.7 million on the Revolver during the six months ended June 30, 2018 and 2017, respectively. The net repayments during the six months ended June 30, 2018 were the result of aggregate payments under the Revolver, partially offset by borrowings to fund the acquisition of Shone Lumber. A portion of the net borrowings during the six months ended June 30, 2017 was used to fund the acquisitions of Code Plus and TexPly during March 2017 and April 2017, respectively.
Payments on capital lease obligations and other notes declined by $3.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to one-time payments made during the six months ended June 30, 2017 related to the payoff of certain other notes.
Proceeds from the exercise of stock options, which are included in other financing activities, net, were $0.6 million for the six months ended June 30, 2018 compared to $2.6 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, other financing activities also include net repayments of secured borrowings, purchases of treasury shares and the release of the holdback for the Code Plus acquisition. For the six months ended June 30, 2017, other financing activities also include net repayments of secured borrowings, purchases of treasury shares and payments of debt issuance costs.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2018 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, to be approximately $55.0 million to $65.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations. For the six months ended June 30, 2018, capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, were $20.4 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of June 30, 2018.

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
The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2018. We were in compliance with all covenants under the Credit Agreement as of June 30, 2018.
We had no outstanding borrowings with net availability of $313.9 million as of June 30, 2018. We had $61.1 million in letters of credit outstanding under the Credit Agreement as of June 30, 2018.
Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $10.0 million at June 30, 2018 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations to purchase vehicles.
Off-Balance Sheet Arrangements
At June 30, 2018 and December 31, 2017, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.2
Bylaws of BMC Stock Holdings, Inc. effective as of May 16, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2018 in Commission File No. 001-36050)

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date: July 31, 2018	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)