Form 10-Q
period 2018-09-30
BMC STOCK HOLDINGS, INC.
filed 2018-11-01
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at October 31, 2018 was 67,361,390 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$57,691	$11,750
Accounts receivable, net of allowances	380,307	322,892
Inventories, net	356,608	309,060
Contract assets	33,319	—
Costs in excess of billings on uncompleted contracts	—	28,738
Income taxes receivable	—	3,748
Prepaid expenses and other current assets	62,315	57,949
Total current assets	890,240	734,137
Property and equipment, net of accumulated depreciation	297,356	295,820
Customer relationship intangible assets, net of accumulated amortization	162,282	166,306
Other intangible assets, net of accumulated amortization	1,067	1,306
Goodwill	264,318	261,792
Other long-term assets	11,546	13,989
Total assets	$1,626,809	$1,473,350
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$205,312	$174,583
Accrued expenses and other liabilities	102,140	96,262
Contract liabilities	32,703	—
Billings in excess of costs on uncompleted contracts	—	18,428
Income taxes payable	2,404	—
Interest payable	9,572	4,769
Current portion:
Long-term debt and capital lease obligations	6,964	7,739
Insurance reserves	14,525	13,496
Total current liabilities	373,620	315,277
Insurance reserves	41,334	38,470
Long-term debt	345,144	349,059
Long-term portion of capital lease obligations	10,485	14,838
Deferred income taxes	3,082	1,768
Other long-term liabilities	6,486	7,039
Total liabilities	780,151	726,451
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.6 million and 67.3 million shares issued, and 67.3 million and 67.1 million outstanding at September 30, 2018 and December 31, 2017, respectively	676	673
Additional paid-in capital	668,961	659,440
Retained earnings	182,229	90,607
Treasury stock, at cost, 0.3 million and 0.2 million shares at September 30, 2018 and December 31, 2017, respectively	(5,208)	(3,821)
Total stockholders' equity	846,658	746,899
Total liabilities and stockholders' equity	$1,626,809	$1,473,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net sales
Building products	$773,787	$671,316	$2,201,863	$1,919,923
Construction services	216,477	209,696	621,064	605,164
	990,264	881,012	2,822,927	2,525,087
Cost of sales
Building products	568,713	499,182	1,631,022	1,427,253
Construction services	180,248	172,285	511,919	498,405
	748,961	671,467	2,142,941	1,925,658
Gross profit	241,303	209,545	679,986	599,429

Selling, general and administrative expenses	176,204	158,602	506,236	465,305
Depreciation expense	10,059	11,053	29,323	32,555
Amortization expense	3,790	4,026	11,263	11,947
Merger and integration costs	1,459	2,574	3,627	13,339
	191,512	176,255	550,449	523,146
Income from operations	49,791	33,290	129,537	76,283
Other income (expense)
Interest expense	(5,926)	(6,377)	(17,916)	(18,960)
Other income, net	2,953	1,083	7,830	2,366
Income before income taxes	46,818	27,996	119,451	59,689
Income tax expense	10,960	9,553	27,829	19,906
Net income	$35,858	$18,443	$91,622	$39,783

Weighted average common shares outstanding
Basic	67,329	66,958	67,246	66,860
Diluted	67,896	67,442	67,743	67,341

Net income per common share
Basic	$0.53	$0.28	$1.36	$0.60
Diluted	$0.53	$0.27	$1.35	$0.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$91,622	$39,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37,297	40,049
Amortization of intangible assets	11,263	11,947
Amortization of debt issuance costs	1,263	1,263
Deferred income taxes	1,314	1,755
Non-cash stock compensation expense	8,226	4,751
(Gain) loss on sale of property, equipment and real estate	(3,435)	301
Other non-cash adjustments	686	898
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(59,768)	(46,591)
Inventories, net	(41,883)	(30,837)
Accounts payable	29,897	22,633
Other assets and liabilities	34,156	2,228
Net cash provided by operating activities	110,638	48,180
Cash flows from investing activities
Purchases of property, equipment and real estate	(42,704)	(51,292)
Purchases of businesses, net of cash acquired	(20,970)	(38,737)
Insurance proceeds	1,991	—
Proceeds from sale of property, equipment and real estate	10,968	3,545
Net cash used in investing activities	(50,715)	(86,484)
Cash flows from financing activities
Proceeds from revolving line of credit	713,264	769,458
Repayments of proceeds from revolving line of credit	(717,726)	(717,626)
Payments on capital lease obligations	(5,937)	(7,753)
Principal payments on other notes	(75)	(2,603)
Other financing activities, net	(3,508)	28
Net cash (used in) provided by financing activities	(13,982)	41,504
Net increase in cash and cash equivalents	45,941	3,200
Cash and cash equivalents
Beginning of period	11,750	8,917
End of period	$57,691	$12,117

Supplemental disclosure of non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	$1,403	$375
Assets acquired under capital lease obligations	821	2,481
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
2.    Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Comprehensive income
Comprehensive income is equal to the net income for all periods presented.
Cash and cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of September 30, 2018 and December 31, 2017, the Company had cash equivalents of $40.2 million and $0, respectively. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and was classified as a Level 1 or Level 2 measurement in accordance with Accounting Standards Codification (“ASC”) 820.
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

In March 2018, the FASB issued Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds paragraphs to the codification pursuant to SEC Staff Accounting Bulletin No. 118, which addresses the application of GAAP in situations when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-05 provides entities with a one year measurement period from the December 22, 2017 enactment date in order to complete the accounting. The Company recognized a provisional net tax benefit of $3.6 million related to the impact of the 2017 Tax Act during the year ended December 31, 2017. Upon completion of the Company’s 2017 federal tax return during the three months ended September 30, 2018, the Company recognized an additional tax benefit of $0.3 million related to the impact of the 2017 Tax Act. The Company may record additional provisional amounts or adjustments to provisional amounts during the measurement period.

Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company plans to adopt the standard on January 1, 2019, utilizing the transition option provided by Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements, which the FASB issued in July 2018 and allows the Company to apply the guidance in ASU 2016-02 as of the adoption date, while applying the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods. The Company is in the process of evaluating the impact of the standard on the Company’s financial statements. As a lessee, certain of the Company’s leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a ROU asset and a lease liability, which is expected to have a material impact on the Company’s balance sheet. The timing of expense recognition and classification in the statement of operations could change based on the classification of leases as either operating or financing. The Company continues to evaluate its existing lease portfolio, including accumulating all of the necessary information required to account for its leases under the standard. Additionally, to assist in the accounting, as well as to ensure that the Company meets the disclosure requirements of the standard, the Company is in the process of making changes to its processes, including the implementation of a lease management system.
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
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2018-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 are required to be applied prospectively, while others require retrospective application. The Company is evaluating the impact of the standard on its financial statements.
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

The acquisition was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of Shone Lumber are included in the Company’s consolidated financial statements beginning on the acquisition date. The purchase price allocation resulted in the recognition of goodwill of $2.5 million, a customer relationship intangible asset of $7.0 million, accounts receivable of $6.4 million, inventory of $8.8 million, property and equipment of $2.9 million and total current liabilities of $5.3 million, as well as other operating assets. The customer relationship intangible asset has a useful life of 9 years. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

For the year ended December 31, 2017, Shone Lumber generated net sales of approximately $70.7 million. The Company incurred transaction costs of $0 and $0.2 million for the three and nine months ended September 30, 2018, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Net sales and estimated pre-tax earnings for Shone Lumber included in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 were $18.7 million and $0.8 million, respectively. Net sales and estimated pre-tax earnings for Shone Lumber included in the unaudited condensed consolidated statements of operations from the March 1, 2018 acquisition date to September 30, 2018 were $45.0 million and $2.8 million, respectively. The impact of the acquisition was not considered significant for the reporting of pro forma financial information.

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

Net sales and estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2017 were $18.5 million and $1.5 million, respectively. Net sales and estimated pre-tax earnings of Code Plus and TexPly, in aggregate, included in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 were $38.0 million and $2.6 million, respectively. The impact of the acquisitions was not significant for the reporting of pro forma financial information.
4.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Trade receivables	$390,575	$333,954
Allowance for doubtful accounts	(7,668)	(4,771)
Sales returns allowance (a)	—	(4,127)
Other allowances	(2,600)	(2,164)
	$380,307	$322,892
(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, the Company has recorded a liability for estimated returns of inventory as a refund liability within accrued expenses and other liabilities. These balances were previously presented as an allowance within accounts receivable. See Note 6 for further details.

5.    Debt
Long-term debt as of September 30, 2018 and December 31, 2017 consists of the following:

(in thousands)	September 30, 2018	December 31, 2017
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	4,462
Other	261	336
	350,261	354,798
Unamortized debt issuance costs related to senior secured notes	(5,012)	(5,639)
	345,249	349,159
Less: Current portion of long-term debt	105	100
	$345,144	$349,059

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

As of September 30, 2018, the estimated market value of the Senior Notes was approximately $10.5 million lower than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement”), has an aggregate commitment of $375.0 million. The Company had no outstanding borrowings under the Revolver and net availability of $313.9 million as of September 30, 2018. The Company had $61.1 million in letters of credit outstanding under the Credit Agreement as of September 30, 2018.

Other
Other long-term debt as of September 30, 2018 consists of a $0.3 million term note secured by real property with a maturity of February 2021. The interest rate is 7.0% and is paid monthly. The estimated market value of other long-term debt approximates the carrying amount.
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

The impact of adopting Topic 606 was not material to the Company’s results of operations for the three and nine months ended September 30, 2018 and as such, comparability between periods is not materially affected.

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

(in thousands)	December 31, 2017	Adoption of Topic 606	January 1, 2018
Accounts receivable, net of allowances	$322,892	$(8,884)	$314,008
Inventories, net	309,060	(3,128)	305,932
Contract assets	—	38,557	38,557
Costs in excess of billings on uncompleted contracts	28,738	(28,738)	—
Prepaid expenses and other current assets	57,949	3,128	61,077
Total assets	1,473,350	935	1,474,285

Accrued expenses and other liabilities	96,262	(6,967)	89,295
Contract liabilities	—	26,330	26,330
Billings in excess of costs on uncompleted contracts	18,428	(18,428)	—
Total liabilities	726,451	935	727,386

Total liabilities and stockholders' equity	$1,473,350	$935	$1,474,285

The following table reflects the impact of adoption of Topic 606 on the Company’s financial position as of September 30, 2018.

(in thousands)	Balances without Adoption of Topic 606	Adjustments	As Reported
Accounts receivable, net of allowances	$387,848	$(7,541)	$380,307
Inventories, net	359,731	(3,123)	356,608
Contract assets	—	33,319	33,319
Costs in excess of billings on uncompleted contracts	24,512	(24,512)	—
Prepaid expenses and other current assets	59,192	3,123	62,315
Total assets	1,625,543	1,266	1,626,809

Accrued expenses and other liabilities	113,027	(10,887)	102,140
Contract liabilities	—	32,703	32,703
Billings in excess of costs on uncompleted contracts	20,550	(20,550)	—
Total liabilities	778,885	1,266	780,151

Total liabilities and stockholders' equity	$1,625,543	$1,266	$1,626,809

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

Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. Historically, the Company has made reasonable estimates of the extent of progress towards completion and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revenue recognized for performance obligations satisfied over time for the three and nine months ended September 30, 2018 represented approximately 28% and 27% of total revenues, respectively.

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

The following table shows net sales classified by major product category for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Structural components	$166,919	$145,185	$470,365	$393,382
Lumber & lumber sheet goods	357,286	294,699	1,013,495	829,634
Millwork, doors & windows	251,606	225,804	730,318	677,554
Other building products & services	214,453	215,324	608,749	624,517
Total net sales	$990,264	$881,012	$2,822,927	$2,525,087

The following table reflects the Company’s estimate of net sales by each customer type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Single-family homebuilders	$749,543	$663,599	$2,143,910	$1,881,003
Remodeling contractors	114,062	99,085	326,918	279,415
Multi-family, commercial & other contractors	126,659	118,328	352,099	364,669
Total net sales	$990,264	$881,012	$2,822,927	$2,525,087

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

The following table reflects the Company’s contract balances as of September 30, 2018 and January 1, 2018, the date that the Company adopted Topic 606:

(in thousands)	September 30, 2018	January 1, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$390,753	$321,418	$69,335
Contract assets	33,319	38,557	(5,238)
Contract liabilities	$32,703	$26,330	$6,373

During the nine months ended September 30, 2018, the Company’s contract assets decreased by $5.2 million and the Company’s contract liabilities increased by $6.4 million. The change in contract assets and liabilities was primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three and nine months ended September 30, 2018, the Company recognized revenue of $0.7 million and $24.8 million, respectively, that was included in contract liabilities as of January 1, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and nine months ended September 30, 2018.
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
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2018 and December 31, 2017. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of September 30, 2018 and December 31, 2017.

For the three and nine months ended September 30, 2018, the Company’s effective tax rate was 23.4% and 23.3% respectively, which varied from the federal statutory rate of 21% primarily due to state income tax expense. For the three and nine months ended September 30, 2017, the effective tax rate was 34.1% and 33.3%, respectively, which varied from the federal statutory rate of 35% primarily due to the excess tax windfall benefits from stock compensation and a permanent domestic manufacturing deduction under Internal Revenue Code Section 199 (the “Manufacturing Deduction”).

The 2017 Tax Act was enacted in December 2017. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. The Company has recognized a net tax benefit of $3.6 million related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis based on information currently available. The 2017 Tax Act may be subject to technical amendments, as well as interpretations and implementing regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, the Company may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018. Upon completion of the Company’s 2017 federal tax return during the three months ended September 30, 2018, the Company recognized a tax benefit of $0.3 million in addition to the provisional estimate recognized in 2017.
8.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of September 30, 2018 and December 31, 2017, the Company has accrued $3.0 million in relation to pending litigation that was recorded during the three and nine months ended September 30, 2017. The amount accrued is based upon currently available information; however, the ultimate obligation may be higher.
9.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Restricted stock units (a)	$3,281	$1,157	$8,049	$4,139
Restricted stock	2	113	100	339
Stock options	27	96	77	273
Stock based compensation	$3,310	$1,366	$8,226	$4,751
(a) Includes service-based and performance-based restricted stock units.

During the three and nine months ended September 30, 2018, the Company granted 0.1 million and 0.7 million service-based restricted stock unit awards, respectively. In addition, during the three and nine months ended September 30, 2018, the Company granted performance-based restricted stock units that allow for a maximum of 0.2 million and 0.5 million performance-based restricted stock units to be earned, respectively.
During the three and nine months ended September 30, 2017, the Company granted less than 0.1 million and 0.4 million service-based restricted stock unit awards, respectively. In addition, during the nine months ended September 30, 2017, the Company granted performance-based restricted stock units that allow for a maximum of 0.3 million performance-based restricted stock units to be earned.
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

In addition to the Company’s reportable segment, the Company’s consolidated results include “Other reconciling items.” Other reconciling items comprises the Company’s corporate activities and other income and expenses not allocated to the operating segments.

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and nine months ended September 30, 2018 and 2017. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended September 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$990,264	$241,303	$16,106	$92,698
Other reconciling items	—	—	520	(18,330)
	$990,264	$241,303	$16,626

	Three Months Ended September 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$881,012	$209,545	$16,996	$70,158
Other reconciling items	—	—	629	(10,861)
	$881,012	$209,545	$17,625

	Nine Months Ended September 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,822,927	$679,986	$47,079	$252,873
Other reconciling items	—	—	1,481	(52,496)
	$2,822,927	$679,986	$48,560

	Nine Months Ended September 30, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,525,087	$599,429	$50,167	$188,882
Other reconciling items	—	—	1,829	(36,445)
	$2,525,087	$599,429	$51,996
Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income before income taxes	$46,818	$27,996	$119,451	$59,689
Interest expense	5,926	6,377	17,916	18,960
Interest income	(117)	—	(117)	—
Depreciation and amortization	16,626	17,625	48,560	51,996
Merger and integration costs	1,459	2,574	3,627	13,339
Non-cash stock compensation expense	3,310	1,366	8,226	4,751
Acquisition costs	—	—	267	317
Other items (a)	346	3,359	2,447	3,385
Adjusted EBITDA of other reconciling items	18,330	10,861	52,496	36,445
Adjusted EBITDA of geographic divisions reportable segment	$92,698	$70,158	$252,873	$188,882
(a) For the three and nine months ended September 30, 2018, the amounts represent costs incurred in connection with the departure of the Company’s former chief executive officer and the search for and appointment of his permanent replacement. For the three and nine months ended September 30, 2017, the amounts represent asset impairment charges related to real estate held for sale and expense incurred related to pending litigation.

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
The basic and diluted EPS calculations for the three and nine months ended September 30, 2018 and 2017 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Income attributable to common stockholders	$35,858	$18,443	$91,622	$39,783

Weighted average common shares outstanding, basic	67,329	66,958	67,246	66,860
Effect of dilutive securities:
Restricted stock units	399	248	321	212
Stock options	166	175	155	201
Restricted stock	2	61	21	68
Weighted average common shares outstanding, diluted	67,896	67,442	67,743	67,341

Basic income per common share	$0.53	$0.28	$1.36	$0.60
Diluted income per common share	$0.53	$0.27	$1.35	$0.59
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of September 30, 2018, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.6 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Stock options	—	1	—	1
Restricted stock units	—	13	—	13
12.    Subsequent Events
On November 1, 2018, the Company completed the sale of substantially all of the assets and certain liabilities of its Coleman Floor business (“Coleman Floor”) for a preliminary sale price of $8.0 million, subject to customary closing adjustments. For the three and nine months ended September 30, 2018, the net sales of Coleman Floor represented approximately 1% of the Company’s net sales. The Company did not meet all of the criteria in ASC 205, Presentation of Financial Statements (“ASC 205”), to present the assets and liabilities of Coleman Floor as held for sale until after September 30, 2018. Additionally, the sale does not represent a strategic shift under ASC 205, and as such, will not be reported as a discontinued operation in the Company’s consolidated financial statements. As of September 30, 2018, the Coleman Floor business had total assets of $11.0 million and total liabilities of $3.2 million.

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

Our net sales for the three months ended September 30, 2018 increased 12.4% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 24.4% for the three months ended September 30, 2018 compared to 23.8% for the prior year period. We recorded income from operations of $49.8 million during the three months ended September 30, 2018 compared to $33.3 million during the three months ended September 30, 2017. See further discussion in “-Operating Results” below.
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
Approximately $18.7 million of the sales increase for the three months ended September 30, 2018, compared to the prior year period, was a result of the acquisition of Shone Lumber, while the acquisitions of Shone Lumber, TexPly and Code Plus increased net sales by approximately $61.0 million for the nine months ended September 30, 2018, compared to the prior year period.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisitions of Shone Lumber, TexPly and Code Plus.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 3.3% for the three months ended September 30, 2018 as compared to the same period in the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 versus 2017	2018 average price	2018 versus 2017	2018 average price
Framing lumber prices	11.7%	$467	22.7%	$497
Structural panel prices	3.2%	$483	21.0%	$512
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

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018		2017		2018		2017
Net sales	$990,264	100.0%	$881,012	100.0%	$2,822,927	100.0%	$2,525,087	100.0%
Cost of sales	748,961	75.6%	671,467	76.2%	2,142,941	75.9%	1,925,658	76.3%
Gross profit	241,303	24.4%	209,545	23.8%	679,986	24.1%	599,429	23.7%
Operating expenses:
Selling, general and administrative expenses	176,204	17.8%	158,602	18.0%	506,236	17.9%	465,305	18.4%
Depreciation expense	10,059	1.0%	11,053	1.3%	29,323	1.0%	32,555	1.3%
Amortization expense	3,790	0.4%	4,026	0.5%	11,263	0.4%	11,947	0.5%
Merger and integration costs	1,459	0.1%	2,574	0.3%	3,627	0.1%	13,339	0.5%
Income from operations	49,791	5.0%	33,290	3.8%	129,537	4.6%	76,283	3.0%
Other income (expense)
Interest expense	(5,926)	(0.6)%	(6,377)	(0.7)%	(17,916)	(0.6)%	(18,960)	(0.8)%
Other income, net	2,953	0.3%	1,083	0.1%	7,830	0.3%	2,366	0.1%
Income before income taxes	46,818	4.7%	27,996	3.2%	119,451	4.2%	59,689	2.4%
Income tax expense	10,960	1.1%	9,553	1.1%	27,829	1.0%	19,906	0.8%
Net income	$35,858	3.6%	$18,443	2.1%	$91,622	3.2%	$39,783	1.6%
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Net sales
For the three months ended September 30, 2018, net sales increased $109.3 million, or 12.4%, to $990.3 million from $881.0 million during the three months ended September 30, 2017. We estimate that net sales increased 6.3% from higher selling prices of lumber and lumber sheet goods, 2.1% from the acquisition of Shone Lumber and 4.0% from other organic growth, of which approximately 1.5% related to the impact of Hurricanes Harvey and Irma in the prior year period.
We estimate approximately 76% of our net sales for the three months ended September 30, 2018 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 3.3% for the three months ended September 30, 2018 as compared to the same period in the prior year, while single-family houses completed increased approximately 10.5% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 13.2% and net sales to multi-family, commercial and other contractors increased 7.0%.
The following table shows net sales classified by major product category:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$166,919	16.9%	$145,185	16.5%	15.0%
Lumber & lumber sheet goods	357,286	36.1%	294,699	33.5%	21.2%
Millwork, doors & windows	251,606	25.4%	225,804	25.6%	11.4%
Other building products & services	214,453	21.6%	215,324	24.4%	(0.4)%
Total net sales	$990,264	100.0%	$881,012	100.0%	12.4%

The increase in net sales in our structural components product category was primarily related to an increase in single-family housing starts, an increase in net sales of our Ready-Frame® product offering and an increase in average selling prices. The impact of price inflation during the three months ended September 30, 2018 led to the increase in net sales in our lumber and lumber sheet goods product category.
Cost of sales
For the three months ended September 30, 2018, cost of sales increased $77.5 million, or 11.5%, to $749.0 million from $671.5 million during the three months ended September 30, 2017. We estimate our cost of sales increased approximately 5.8% as a result of commodity cost inflation and approximately 2.1% due to the acquisition of Shone Lumber, while other organic changes increased our cost of sales by approximately 3.6%.
Gross profit
For the three months ended September 30, 2018, gross profit increased $31.8 million, or 15.2%, to $241.3 million from $209.5 million for the three months ended September 30, 2017, driven primarily by commodity price increases and the acquisition of Shone Lumber. Our gross margin was 24.4% for the three months ended September 30, 2018 and 23.8% for the three months ended September 30, 2017. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods product category and an increase in net sales in our structural components and millwork, doors and windows product categories.
Operating expenses
For the three months ended September 30, 2018:

•
selling, general and administrative expenses were $176.2 million, up $17.6 million, or 11.1%, from $158.6 million for the three months ended September 30, 2017. Approximately $3.4 million of this increase related to selling, general and administrative expenses of Shone Lumber, approximately $15.4 million related to higher employee compensation, benefits and other employee-related costs and approximately $0.8 million related to an increase in diesel fuel costs. These increases were partially offset by $3.0 million accrued during the three months ended September 30, 2017 related to pending litigation.

•
depreciation expense was $10.1 million compared to $11.1 million for the three months ended September 30, 2017. This decrease resulted from certain fixed assets that became fully depreciated in 2017, partially offset by the depreciation of replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $3.8 million compared to $4.0 million for the three months ended September 30, 2017. This decrease resulted from certain intangible assets that became fully amortized in 2017, partially offset by the amortization of intangible assets acquired in the Shone Lumber acquisition.

•
the Company incurred $1.5 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs, compared to $2.6 million for the three months ended September 30, 2017.

Interest expense
For the three months ended September 30, 2018, interest expense was $5.9 million compared to $6.4 million for the three months ended September 30, 2017. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million for the three months ended September 30, 2018 and 2017.
Other income, net
For the three months ended September 30, 2018, other income, net, which was derived primarily from state and local tax incentive programs and service charges assessed on past due accounts receivable, was $3.0 million, compared to $1.1 million for the three months ended September 30, 2017. This increase was primarily due to an increase in income from state and local tax incentive programs.

Income tax
For the three months ended September 30, 2018, income tax expense was $11.0 million compared to $9.6 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 23.4%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. The effective tax rate for the three months ended September 30, 2017 was 34.1%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.
Nine Months Ended September 30, 2018 compared to nine months ended September 30, 2017
Net sales
For the nine months ended September 30, 2018, net sales increased $297.8 million, or 11.8%, to $2,822.9 million from $2,525.1 million during the nine months ended September 30, 2017. We estimate that net sales increased 7.1% from higher selling prices of lumber and lumber sheet goods, 2.4% from the acquisitions of Shone Lumber, TexPly and Code Plus and 2.3% from other organic growth.
We estimate approximately 76% of our net sales for the nine months ended September 30, 2018 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 7.9% for the nine months ended September 30, 2018 as compared to the same period in the prior year, while single-family houses completed increased approximately 10.4% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 14.4% while net sales to multi-family, commercial and other contractors declined 3.4%.
The following table shows net sales classified by major product category:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$470,365	16.7%	$393,382	15.6%	19.6%
Lumber & lumber sheet goods	1,013,495	35.9%	829,634	32.9%	22.2%
Millwork, doors & windows	730,318	25.9%	677,554	26.8%	7.8%
Other building products & services	608,749	21.5%	624,517	24.7%	(2.5)%
Total net sales	$2,822,927	100.0%	$2,525,087	100.0%	11.8%
The increase in net sales in our structural components product category was primarily related to an increase in single-family housing starts, an increase in net sales of our Ready-Frame® product offering and an increase in average selling prices. The impact of price inflation during the nine months ended September 30, 2018 led to the increase in net sales in our lumber and lumber sheet goods product category, partially offset by an approximately 1% decline in organic volume. The decrease in our other building products and services product category was primarily related to a decrease in sales to multi-family, commercial and other contractors.
Cost of sales
For the nine months ended September 30, 2018, cost of sales increased $217.3 million, or 11.3%, to $2,142.9 million from $1,925.7 million during the nine months ended September 30, 2017. We estimate our cost of sales increased approximately 7.1% as a result of commodity cost inflation and approximately 2.4% due to the acquisitions of Shone Lumber, TexPly and Code Plus, while other organic changes increased our cost of sales by approximately 1.8%.
Gross profit
For the nine months ended September 30, 2018, gross profit increased $80.6 million, or 13.4%, to $680.0 million from $599.4 million for the nine months ended September 30, 2017, driven primarily by commodity price increases and the acquisition of Shone Lumber. Our gross margin was 24.1% for the nine months ended September 30, 2018 and 23.7% for the nine months ended September 30, 2017. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods product category and an increase in net sales in our structural components and millwork, doors and windows product categories.

Operating expenses
For the nine months ended September 30, 2018:

•
selling, general and administrative expenses were $506.2 million, up $40.9 million, or 8.8%, from $465.3 million for the nine months ended September 30, 2017. Approximately $11.4 million of this increase related to selling, general and administrative expenses of Shone Lumber, TexPly and Code Plus, approximately $26.2 million related to higher employee compensation, benefits and other employee-related costs and approximately $2.3 million related to an increase in diesel fuel costs. The Company also incurred approximately $2.4 million of costs in connection with the departure of the Company’s former chief executive officer and the search for and appointment of his permanent replacement. These increases were partially offset by $3.0 million accrued during the nine months ended September 30, 2017 related to pending litigation.

•
depreciation expense was $29.3 million compared to $32.6 million for the nine months ended September 30, 2017. This decrease resulted from certain fixed assets that became fully depreciated in 2017, partially offset by the depreciation of replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $11.3 million compared to $11.9 million for the nine months ended September 30, 2017. This decrease resulted from certain intangible assets that became fully amortized in 2017, partially offset by the amortization of intangible assets acquired in the Shone Lumber, TexPly and Code Plus acquisitions.

•
the Company incurred $3.6 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs, partially offset by a gain from disposition of property due to the integration, compared to $13.3 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company recognized $2.8 million of expense related to the discontinuance of the ERP system previously utilized by BMHC.

Interest expense
For the nine months ended September 30, 2018, interest expense was $17.9 million compared to $19.0 million for the nine months ended September 30, 2017. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.3 million for the nine months ended September 30, 2018 and 2017.
Other income, net
For the nine months ended September 30, 2018, other income, net, which was derived primarily from state and local tax incentive programs and service charges assessed on past due accounts receivable, was $7.8 million, compared to $2.4 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in income from state and local tax incentive programs.
Income tax
For the nine months ended September 30, 2018, income tax expense was $27.8 million compared to $19.9 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 23.3%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. The effective tax rate for the nine months ended September 30, 2017 was 33.3%, which varied from the federal statutory rate of 35% primarily due to excess tax windfall benefits from stock compensation and the Manufacturing Deduction.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2018 and 2017, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at September 30, 2018 was $371.6 million, which includes $57.7 million in cash and cash equivalents and $313.9 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $516.6 million and $418.9 million as of September 30, 2018 and December 31, 2017, respectively, as summarized in the following table:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$57,691	$11,750
Accounts receivable, net of allowances (a)	380,307	322,892
Inventories, net (a)	356,608	309,060
Other current assets (a)	95,634	90,435
Accounts payable, accrued expenses and other current liabilities (a)	(366,656)	(307,538)
Current portion of long-term debt and capital lease obligations	(6,964)	(7,739)
Total net current assets	$516,620	$418,860

(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, certain amounts within net current assets were reclassified. See Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the changes, including the reclassifications made, resulting from our adoption of Topic 606.
Accounts receivable, net, increased $57.4 million from December 31, 2017 to September 30, 2018 primarily due to seasonal increases in sales. Days sales outstanding (measured against net sales in the current fiscal quarter of each period) were 35 days at December 31, 2017 and September 30, 2018.

Inventories, net, increased $47.5 million from December 31, 2017 to September 30, 2018 primarily due to commodity price inflation and seasonal increases in inventory purchases. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) were 43 days at December 31, 2017 and September 30, 2018.

Accounts payable, accrued expenses and other current liabilities increased $59.1 million from December 31, 2017 to September 30, 2018 primarily due to an increase in accounts payable related to increased inventory purchases in connection with seasonally higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $110.6 million and $48.2 million for the nine months ended September 30, 2018 and 2017, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net income	$91,622	$39,783
Non-cash expenses	55,300	59,209
Change in deferred income taxes	1,314	1,755
Change in working capital and other assets and liabilities	(37,598)	(52,567)
Net cash provided by operating activities	$110,638	$48,180
Net cash provided by operating activities increased by $62.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily related to improved profitability and changes in working capital and others assets and liabilities. Changes in working capital and other assets and liabilities relate primarily to the timing of cash received from customers and cash paid to vendors.

Cash flows from investing activities
Net cash used in investing activities was $50.7 million and $86.5 million for the nine months ended September 30, 2018 and 2017, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Purchases of property, equipment and real estate	$(42,704)	$(51,292)
Purchases of businesses, net of cash acquired	(20,970)	(38,737)
Insurance proceeds	1,991	—
Proceeds from sale of property, equipment and real estate	10,968	3,545
Net cash used in investing activities	$(50,715)	$(86,484)
Cash used for the purchase of property, equipment and real estate for the nine months ended September 30, 2018 and 2017 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Purchases of businesses, net of cash acquired, for the nine months ended September 30, 2018 related to the cash paid at closing for the acquisition of Shone Lumber. Purchases of businesses, net of cash acquired, for the nine months ended September 30, 2017, related to the cash paid at closing for the acquisitions of TexPly and Code Plus.
During the nine months ended September 30, 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $2.0 million related to property, plant and equipment damaged in the fire.
Proceeds from the sale of property, equipment and real estate during the nine months ended September 30, 2018 and 2017 related primarily to the sale of real estate of $10.2 million and $3.0 million, respectively.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(14.0) million and $41.5 million for the nine months ended September 30, 2018 and 2017, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net (repayments of) proceeds from Revolver	$(4,462)	$51,832
Payments on capital lease obligations and other notes	(6,012)	(10,356)
Other financing activities, net	(3,508)	28
Net cash (used in) provided by financing activities	$(13,982)	$41,504
The Company made net repayments of $4.5 million and net borrowings of $51.8 million on the Revolver during the nine months ended September 30, 2018 and 2017, respectively. The net repayments during the nine months ended September 30, 2018 were the result of aggregate payments under the Revolver, partially offset by borrowings to fund the acquisition of Shone Lumber. A portion of the net borrowings during the nine months ended September 30, 2017 was used to fund the acquisitions of Code Plus and TexPly during March 2017 and April 2017, respectively.
Payments on capital lease obligations and other notes declined by $4.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to one-time payments made during the nine months ended September 30, 2017 related to the payoff of certain other notes.
Proceeds from the exercise of stock options, which are included in other financing activities, net, were $1.3 million for the nine months ended September 30, 2018 compared to $2.7 million for the nine months ended September 30, 2017. Purchases of treasury shares, which are also included in other financing activities, net, were $1.7 million for the nine months ended September 30, 2018 compared to $0.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, other financing activities also include net repayments of secured borrowings and the release of the holdback for the Code Plus acquisition. For the nine months ended September 30, 2017, other financing activities also include net repayments of secured borrowings and payments of debt issuance costs.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2018 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, to be approximately $55.0 million to $65.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations. For the nine months ended September 30, 2018, capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate, were $32.6 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of September 30, 2018.

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into the Original Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement, which includes the Revolver, has an aggregate commitment of $375.0 million and a letters of credit sublimit of $100.0 million. The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes (or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes). The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

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
The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2018. We were in compliance with all covenants under the Credit Agreement as of September 30, 2018.
We had no outstanding borrowings with net availability of $313.9 million as of September 30, 2018. We had $61.1 million in letters of credit outstanding under the Credit Agreement as of September 30, 2018.
Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $10.0 million at September 30, 2018 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements. Subsequent to September 30, 2018, the Company became obligated for an additional $30.0 million of purchase commitments, primarily for the purchase of vehicles.
Off-Balance Sheet Arrangements
At September 30, 2018 and December 31, 2017, other than operating leases and letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1#	Employment Agreement, dated as of August 23, 2018, by and between David E. Flitman and BMC Stock Holdings, Inc.
10.2#	Amendment to Employment Agreement, dated as of August 27, 2018, by and between Michael McGaugh and BMC Stock Holdings, Inc.
31.1	Certification by David E. Flitman, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date: November 1, 2018	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)