Form 10-K
period 2018-12-31
BMC STOCK HOLDINGS, INC.
filed 2019-02-28
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K
_____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $1.39 billion based on the closing price per share on June 29, 2018 (the last trading day prior to June 30, 2018) of $20.85 as reported on the Nasdaq Stock Market LLC.
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 27, 2019 was 66,581,087 shares.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	fluctuation of commodity prices and prices of our products as a result of national and international economic and other conditions;

•	the impact of potential changes in our customer or product sales mix;

•	our concentration of business in the Texas, California and Georgia markets;

•	the potential loss of significant customers or a reduction in the quantity of products they purchase;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability and positive cash flows;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term non-cancelable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations, market conditions or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the impact of changes in legislation and government policy;

•	the impact of unexpected changes in our tax provisions and adoption of new tax legislation;

•	our ability to utilize our net operating loss carryforwards;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	the impact of health and safety laws and regulations;

•	the impact of disruptions to our information technology systems;

•	cybersecurity risks;

•	our exposure to losses if our insurance coverage is insufficient;

•	our ability to operate on multiple Enterprise Resource Planning (“ERP”) information systems and convert multiple systems to a single system;

•	the impact of our indebtedness; and

•	the impact of the various financial covenants in our secured credit agreement and senior secured notes indenture.

Certain of these and other factors are discussed in more detail in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.

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

The 19 states in which we operate accounted for approximately 67% of 2018 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary operating regions include the South and West regions of the United States (as defined by the U.S. Census Bureau), with a significant portion of our net sales derived from markets within Texas, California and Georgia. Given the local nature of our business, we locate our facilities in close proximity to our key customers and often co-locate multiple operations in one facility to increase customer service and efficiency.

The Company is a Delaware corporation and its common stock is listed on the Nasdaq Stock Market under the ticker symbol “BMCH.”

All references to “BMC,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K refer to BMC Stock Holdings, Inc. and its consolidated subsidiaries.
Our Customers

We serve a broad customer base across 45 metropolitan areas in 19 states that includes a mix of large-scale production homebuilders, custom homebuilders, multi-family builders and professional repair and remodeling contractors. Our largest 10 customers accounted for approximately 21% of our 2018 net sales, with no single customer accounting for more than 6% of our 2018 net sales. Our largest customers comprise primarily large production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., Lennar Corporation, PulteGroup, Inc., Toll Brothers, Inc. and TRI Pointe Group, Inc. In addition to these large production homebuilders, we also service and supply regional and local custom homebuilders. We also serve professional residential remodeling contractors and multi-family and light commercial contractors in most of our markets.
Our Products and Services

We provide a wide variety of building products and services directly to homebuilder and professional contractor customers. We offer a broad range of products sourced through a network of suppliers with whom we have strategic supplier agreements. These products are available through our distribution locations and eCommerce platform and, in most instances, are delivered to the job site. We manufacture floor trusses, roof trusses, wall panels, stairs, specialty millwork, windows and pre-hung doors. We have developed several proprietary capabilities to design, pre-cut, label and bundle lumber and lumber sheet goods into customized framing packages, which we have branded Ready-Frame®. We also provide an extensive range of installation services and special order products.

We group our building products and services into four product categories: (i) structural components, (ii) lumber and lumber sheet goods, (iii) millwork, doors and windows, and (iv) other building products and services. For the year ended December 31, 2018, our sales of structural components and millwork, doors and windows products represented 43% of net sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher gross margin than lumber and lumber sheet goods and other building products and services, and provide us with opportunities to cross-sell other products and services. Information regarding net sales by product category for each of the last three fiscal years is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Lumber and lumber sheet goods.    Lumber and lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing.

Millwork, doors and windows.    The millwork, doors and windows products category includes interior and exterior doors, windows, interior trim, custom millwork, moldings, stairs and stair parts, and cabinetry, among other products. We pre-hang interior and exterior doors in many of our markets, which consists of attaching hinges and door jambs to a door slab, thereby reducing on-site installation time and providing a higher quality finished door unit than those constructed on site. Selecting, designing and managing the procurement of the proper window package for performance and architectural reasons is a key service provided by our employees.

Other building products and services.    Other building products and services consist of various products, including hardware, wood boards, gypsum, insulation, roofing, siding and flooring. This category also includes design assistance and professional installation services of products spanning most of our product categories. Through our installation services program, we offer scheduling, supplier and subcontractor management, and other services to many of our customers. We also provide professional estimating, product advisory and product display services that assist homebuilders and their clients in selecting the appropriate mix of products to meet their needs.
Manufacturing

Our manufacturing facilities and related design capabilities are utilized to improve quality, cost and service to our homebuilder and repair and professional remodeling customers. We utilize specialized assembly and manufacturing technology and various design software packages in our manufacturing and assembly activities. Additionally, we have implemented, and continue to implement, automated manufacturing technology in certain markets. We manufacture and assemble products within two of our product categories: structural components and millwork, doors and windows.
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

Our experienced sales and service professionals advise the homebuilder or contractor in areas such as opportunities for cost optimization, increased building or project efficiencies, new products and regional product preferences. The team coordinates a sequence of site deliveries with the customer. Our large delivery fleet and inventory management systems enable us to provide “just-in-time” product delivery. We believe this level of service is valued by our customers and generates customer loyalty. At January 31, 2019, we employed approximately 1,000 sales professionals.
Materials and Supplier Relationships

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, EWP, windows, doors and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as Boise Cascade Company, Hampton Lumber, LP Building Products, Interfor Corporation, Norbord Inc., West Fraser Timber Co. Ltd. and Weyerhaeuser Company and building products manufacturers such as James Hardie Industries plc, JELD-WEN Holding, Inc., Masonite International Corp., Metrie Inc. and MI Windows and Doors, LLC. We believe there is sufficient supply in the marketplace to source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. We also work with our suppliers to ensure that we have sufficient adaptability and flexibility to service our customers’ needs as they evolve and as their markets grow. For certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 2,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. For the year ended December 31, 2018, no supplier accounted for more than 10% of our total materials purchases. We believe we are one of the largest customers for many of our suppliers and therefore have significant purchasing leverage.
Competition

The lumber and building materials (“LBM”) distribution industry in the United States is highly fragmented, with a number of retailers and distributors offering a broad range of products and services. Demand for our products is largely driven by the level of activity in the U.S. residential construction market, particularly in single-family new construction, which has experienced improving demand trends influenced by job growth, consumer confidence, market demographics, levels of household formations, interest rate levels, inventories of available housing units and other external factors. According to the U.S. Census Bureau, from 2005 to 2011, single-family housing starts in the United States declined by approximately 75% to 0.43 million, which was significantly less than the 50-year average rate of approximately 1.0 million per year. Following several challenging years, single-family housing starts increased on a year-over-year basis each year from 2012 to 2018, with starts in 2016, 2017 and 2018 reaching 0.78 million, 0.85 million and 0.87 million, respectively.

We primarily compete in the professional building contractor segment of the U.S. residential new construction building products supply market (the “Pro Segment”). Our customers primarily consist of professional homebuilders and those that provide construction services to them. The principal methods of competition in the Pro Segment are developing long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, as well as offering value-added products and services such as structural components and installation. Our market positions in the highly competitive Pro Segment create economies of scale that allow us to supply our customers cost-effectively, which both enhances profitability and reduces the risk of losing customers to competitors. Approximately 11.6% of our sales during the year ended December 31, 2018 were to professional residential remodeling contractors. Competition in the professional remodeling segment includes other distributors, as well as home center retailers such as The Home Depot, Inc. and Lowe’s Companies, Inc.

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
Employees

At January 31, 2019, we had approximately 9,500 full-time equivalent employees, approximately 230 of whom were represented by unions. We believe that we have good relations with our employees.
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

History

On December 1, 2015, Stock Building Supply Holdings, Inc. (“SBS” or “Legacy SBS”) completed a business combination with privately-held Building Materials Holding Corporation (“BMHC” or “Legacy BMHC”) in accordance with the terms of the Agreement and Plan of Merger, dated as of June 2, 2015, by and between SBS and BMHC (the “Merger Agreement”), pursuant to which BMHC merged with and into SBS (the “Merger”). As a result of the business combination, SBS survived the Merger and in connection therewith changed its name to BMC Stock Holdings, Inc.

BMHC was created in 1987 and initially operated approximately 20 lumber and building materials distribution facilities located in the West. BMHC grew primarily through acquisitions and expanded its footprint throughout the South and West regions of the United States.

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

Transportation and Work Place Safety. Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the Department of Transportation (“DOT”), which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the Occupational Safety and Health Administration (“OSHA”), which has broad administrative powers with respect to workplace and jobsite safety. Our operators are also subject to state and federal labor laws regulating hours worked and compensation paid.

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

To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our business, financial condition, operating results or cash flow. There can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations. We did not incur material capital expenditures for environmental controls in fiscal year 2018 and do not anticipate material capital expenditures in this regard in fiscal year 2019.

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
Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are, or will be, available through the investor relations section of our website www.buildwithbmc.com by following the links to “Financial Information” and “SEC Filings.” Our investor relations website can also be accessed directly at ir.buildwithbmc.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our directors and certain senior officers are required to file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. The information on the respective websites of the Company, its subsidiaries or affiliates is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.

In addition, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

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

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012. The U.S. Census Bureau reported approximately 873,000 single-family housing starts for 2018, which is an increase of approximately 3% from 2017, but still well below historical averages over the past 50 years.

There is significant uncertainty regarding the timing and extent of any continued recovery in construction and repair and remodeling activity and resulting product demand levels. According to the U.S. Census Bureau, single-family housing starts decreased approximately 8% for the three months ended December 31, 2018, as compared to the prior year period. Additionally, as of October 2018, Dodge Data & Analytics (formerly McGraw-Hill) forecasted that U.S. single-family housing starts will decrease approximately 3% in 2019. If conditions in the housing industry deteriorate, we may need to take goodwill and/or asset impairment charges. Any such non-cash charges would have an adverse effect on our financial results. In addition, we may have to temporarily idle or permanently close certain facilities in under-performing regions. Any such facility closures could have a significant adverse effect on our business, financial condition, operating results and cash flows.

The positive impact of a recovery on our business may also be dampened to the extent average size of new single-family homes decreases, which could cause homebuilders to decrease spending on our products and services. According to the U.S. Census Bureau, the average square footage of a new single-family home start decreased in 2017 and 2016, as compared to the prior year, by 1% and 2%, respectively. This trend has continued through the first three quarters of 2018.

As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, constraint of the credit markets, including an increase in interest rates, could have a significant adverse effect on our business, financial condition, operating results and cash flows.

Certain of our products are commodities and fluctuations in prices of these commodities could adversely affect our operating results.
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

Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies and tariffs, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, we frequently enter into extended pricing commitments, which may compress our gross margins in periods of inflation. At times, the price at which we can charge our customers for any one or more products may even fall below the price at which we can purchase such products, requiring us to incur short-term losses on product sales. Excessive spikes in the market prices of certain building products, such as lumber, can also put negative pressure on our operating cash flows by requiring us to invest more in inventory. We may also be limited in our ability to pass on increases in freight costs on our products due to the price of fuel.

Periods of generally increasing prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our business, financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2018, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were $460 and $481, respectively. However, there was significant volatility during the year, as the average composite framing lumber prices and average composite structural panel prices declined during the second half of 2018 from a peak of $564 and $566, respectively, during June 2018, to $335 and $365, respectively, during December 2018. If lumber or structural panel prices were to remain at or continue to decline significantly from current levels, our sales and profits could be negatively affected as compared to 2018 operating results. Our lumber and lumber sheet goods product category represented approximately 35% of net sales in 2018.

Some of our products are imported into the United States and may be subject to tariffs or import duties that may impact the price of the products and limit their availability. Furthermore, the ongoing trade dispute between the United States and Canada following the expiration of the Softwood Lumber Agreement in 2015 has led to, and could continue to lead to, increased volatility in prices of softwood lumber imported from Canada. For the year ended December 31, 2018, we imported between $285 million and $320 million of inventory, of which between $260 million and $290 million of inventory was from Canada.

Changes in our customer or product sales mix could affect our operating results.
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors, and multi-family, commercial and other contractors. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family, multi-family commercial and other contractors can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.

We generate significant business from the large single-family homebuilders; however, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. A shift in our sales mix towards the larger homebuilders could negatively impact our gross margins.

In addition, we typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. A shift in our sales mix towards the lumber and lumber sheet goods product category could negatively impact our gross margins.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding net sales by customer type and product category for each of the last three fiscal years.
We conduct a significant portion of our business in Texas, California and Georgia, which exposes us to the homebuilding activities within the markets of these states.
We presently conduct a significant portion of our business in Texas, California and Georgia, which represented approximately 31%, 14% and 10%, respectively, of 2018 total net sales. Sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, many of these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions can depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of cutbacks in federal spending and employment. Additionally, our concentration in these markets increases our exposure to natural disasters and other events adversely impacting these markets. A reduction in construction and remodeling activities in these markets could negatively impact our operating results in the future. If homebuilding activity declines in one or more of these markets or the other markets in which we operate, our costs may not decline at all or at the same rate and therefore may negatively impact our operating results.

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
Our ten largest customers generated approximately 21% and 20% of our net sales for the years ended December 31, 2018 and 2017, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels.

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
The building products supply and services industry is highly fragmented and competitive. We face significant competition from local, regional and national building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may have one or more competitive advantages over us by, among other things, (i) foreseeing the course of market development more accurately than we do, (ii) providing superior service and selling superior products, (iii) having the ability to produce or supply similar products and services at a lower cost, (iv) developing stronger relationships with our customers, (v) adapting more quickly to new technologies or evolving customer requirements than we do or (vi) developing a superior branch network in our markets. As a result, we may not be able to compete successfully with them. In addition, home center retailers and/or eCommerce retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers and specialty distributors who sell products to us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our business, financial condition, operating results and cash flows may be adversely affected.

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and ability to leverage such market share in the highly fragmented building products supply and services industry. The housing industry downturn resulted in significantly increased pricing pressures from production homebuilders and other customers. Continued consolidation among homebuilders, and changes in homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure, which could adversely affect our business, financial condition, operating results and cash flows.

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
We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the years ended December 31, 2018, 2017 and 2016, we had net income of $119.7 million, $57.4 million and $30.9 million, respectively, and gross margin of 24.7%, 23.6% and 24.0%, respectively. For the years ended December 31, 2018, 2017 and 2016, we generated cash from operations of $210.0 million, $93.9 million, and $106.9 million, respectively. There can be no assurance that we will achieve our profitability goals or continue to generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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

Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing wages, regulations governing payment of workers on a “piece-work” or “piece-rate” basis, labor relations, healthcare benefits, and health and other insurance costs. In addition, we compete with other companies for many of our employees in hourly and piece-rate positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. If we are unable to attract or retain highly qualified employees in the future, it could adversely impact our operating results.

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
The majority of our net sales volume in fiscal 2018 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. During the housing downturn, several of our homebuilder customers defaulted on amounts owed to us or extended their payable days as a result of their financial condition. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our business, financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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
Our long-term business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on acceptable terms could have a material adverse effect on our growth strategy. Moreover, any future reduced operating results as we experienced during the housing downturn, our liquidity position or the requirements of the Second Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our business, financial condition, operating results and cash flows.

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
The 2016 presidential and congressional elections in the United States, as well as the 2018 midterm elections, have resulted in uncertainty with respect to, and could result in significant changes in, legislation and government policy. Specific legislative and regulatory proposals discussed during and after these elections that could have a material impact on us include, but are not limited to, modifications to international trade policy and increased regulation related to the employment of foreign workers.

Immigration reform and enforcement continues to attract significant attention in the public arena, the United States Congress and at the state and local levels. We rely in part on a seasonal workforce which requires specific types of visas to enter the United States. If new or more restrictive immigration legislation is enacted at the federal level or in states in which we do business, or if existing regulations are interpreted or enforced differently, these changes could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such cases, we may incur additional costs to run our business, including to find and hire replacement workers, or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was enacted during December 2017, which, among other provisions, limits mortgage interest and state and local tax deductions, including property taxes and state income taxes, which may affect demand for new homes. The limitation on state and local tax deductions may have a greater impact in high tax states such as California, which accounted for approximately 14% of our 2018 net sales. Future changes in federal income tax laws may also affect demand for new homes. From time to time, various proposals are discussed, which, if enacted, may have an adverse effect on the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our business, financial condition, operating results and cash flows.

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

As of December 31, 2018, we had a net deferred tax liability of $3.0 million. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in the United States. Future changes in tax legislation could have a significant adverse effect on our tax rate or the carrying value of our deferred tax assets and liabilities. Any of these changes could affect our financial performance.

We may not be able to utilize certain of our net operating loss carryforwards, which could harm our profitability.
We have net operating loss (“NOL”) carryforwards to reduce future taxable income. As of December 31, 2018, we had NOL carryforwards to reduce future U.S. federal and state taxable income of $77.9 million and $75.1 million, respectively. Utilization of our NOL carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), and comparable provisions of state tax laws, due to changes in ownership of our company that may occur in the future. Under Section 382 and comparable provisions of state tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change net operating losses to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change NOL carryforwards to reduce U.S. federal and state taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.

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
We are subject to various federal, state and local environmental laws, ordinances, rules and regulations, including those promulgated by the United States Environmental Protection Agency and analogous state agencies. As current and former owners, lessees and operators of real property, we can be held liable for the investigation or remediation of contamination at or from such properties, in some circumstances irrespective of whether we knew of or caused such contamination. No assurance can be provided that investigation and remediation will not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of currently unknown environmental conditions, more stringent standards regarding existing contamination, or changes in legislation, laws, ordinances, rules or regulations or their interpretation or enforcement. Liabilities under these or similar regulations or more burdensome environmental regulatory requirements may increase our costs and adversely affect our business, financial condition, operating results and cash flows.

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
Our business relies on systems, including those of third parties with whom we do business, and a website that involve the storage and transmission of customers’ and employees’ personal and proprietary information. Our systems and those of third parties with whom we do business have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber-attacks that include phishing-attacks, denial-of-service attacks, ransomware, malware and hacking. Further, as our eCommerce business expands, our increased visibility and role in accepting electronic payments may put us at a greater risk of being targeted. Breach of our systems or those of third parties with whom we do business could compromise our confidential information and that of our customers or employees, impede or interrupt our business operations, and may result in other negative financial and other consequences, including remediation costs, loss of revenue, litigation, significant legal and financial exposure, loss of intellectual property and reputational damage.

To date, we have not experienced a material breach of cybersecurity. As cyber-attacks become more sophisticated generally, and as we implement changes such as giving customers greater electronic access to our systems and expanding our eCommerce, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. Further, the regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business and those of third parties with whom we do business, and compliance with those requirements could result in additional costs and legal liabilities. Despite our efforts, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks on our systems or those of the third parties with whom we do business. While we have implemented administrative and technical controls such as web filtering, endpoint and storage area network antivirus scanning and isolation, next-generation firewalls, a secure email gateway and mobile device administration, purchased cyber insurance coverage and taken other preventive actions to reduce the risk of cyber incidents and protect our IT, these measures, and other measures we may take in the future, can be expensive, and may be insufficient, circumvented or may become ineffective. Any of the foregoing risks and increased costs could have a material adverse effect on our business, financial condition, operating results and cash flows.

Insufficient insurance coverage could have a material adverse effect on us.
We carry insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles and/or self-insured retentions that we believe to be reasonable under the circumstances, and we self-insure for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. However, our insurance program does not cover, or may not adequately cover, every potential risk associated with our business and the consequences thereof. In addition, market conditions or any significant claim or a number of claims made by or against us could cause our premiums and deductibles to increase substantially and, in some instances, our coverage may be reduced or become entirely unavailable. In the future, we may not be able to obtain meaningful coverage at reasonable rates for a variety of risks, including certain types of environmental hazards and ongoing regulatory compliance. If our insurance coverage is insufficient, if we are not able to obtain sufficient coverage in the future, or if we are exposed to significant losses as a result of the risks for which we self-insure, any resulting costs or liabilities could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Since the completion of the Merger, the Company has implemented the ERP system utilized by Legacy SBS (“the Legacy SBS ERP system”) at certain Legacy BMHC and newly acquired locations. If the remaining implementation of the Legacy SBS ERP system across Legacy BMHC and newly acquired operations is not executed successfully, this could result in business interruptions and loss of customers. If we do not complete the remaining implementation timely and successfully, we may also incur additional costs associated with this project and a delay in our ability to improve existing operations, to support future growth and to take advantage of new applications and technologies.

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
Our indebtedness includes obligations under the senior secured notes due 2024 (the “Senior Notes”) and our revolving credit facility (excluding unamortized debt issuance costs) under the Credit Agreement, as well as obligations under capital leases. As of December 31, 2018, our total debt was $365.5 million. This leverage could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our indebtedness; increasing our vulnerability to general adverse economic and industry conditions; requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; exposing us to the risk of increased interest rates as borrowings under certain of our indebtedness are subject to variable rates of interest; placing us at a competitive disadvantage compared to our competitors that have less debt; and limiting our ability to borrow additional funds.

We are substantially reliant on liquidity provided by the Credit Agreement and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the housing market improves and we execute our strategic growth plan. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our outstanding indebtedness. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution. We may also incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the Credit Agreement and indenture governing the Senior Notes (the “Indenture”). If new debt is added to our current debt levels, the related risks that we now face could intensify.

The Credit Agreement and Indenture contain various covenants that could limit our ability to operate our business.
The Credit Agreement and Indenture place limitations on our ability and the ability of our subsidiaries to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions and enter into unrelated businesses. The Credit Agreement also contains a financial covenant requiring us and our subsidiaries to maintain a Fixed Charge Coverage Ratio, as defined therein, of at least 1.00:1.00 at the end of any fiscal quarter during the period from the date that Excess Availability, as defined therein, under the Credit Agreement is less than or equal to the greater of (1) $33.3 million and (2) 10.0% of the Line Cap under the Credit Agreement, as defined therein, until the date that Excess Availability has been greater than the greater of (i) $33.3 million and (ii) 10.0% of the Line Cap for a period of at least 30 consecutive days. The Credit Agreement and Indenture also contain various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Amounts owed under the Credit Agreement and Indenture may be accelerated and the lenders may exercise other remedies available to them upon the occurrence of various events of default set forth in the Credit Agreement and Indenture, including the failure to make principal or interest payments when due, breaches of covenants, representations and warranties set forth in the Credit Agreement and Indenture and defaults under other debt obligations. Acceleration of amounts owed under the Credit Agreement or the Indenture, or the exercise of other remedies available to holders of our debt, could materially and negatively impact our business, financial condition, operating results and cash flows.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.
Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including but not limited to:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	changes in the frequency of coverage or the failure of research analysts to cover, or downgrades in analyst recommendations regarding, our common stock;

•	general economic, industry and market conditions;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	sales of common stock by us or members of our management team;

•	the granting or exercise of employee stock options or other equity compensation;

•	volume of trading in our common stock; and

•	the impact of the factors described elsewhere in Item 1A. “Risk Factors.”

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

•
general economic conditions, including but not limited to housing starts, repair and remodeling activity and commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, relative currency values, mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

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
Certain provisions of our amended and restated certificate of incorporation (the “Charter”) and amended and restated bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws include, among other things, the following:

•	a classified Board with three-year staggered terms;

•
the ability of our Board, without stockholder approval, to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our Board or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our Board to fill vacancies on our Board; and

•	super-majority voting requirements to amend our amended and restated bylaws and certain provisions of the Charter.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing operations across 150 facilities in 19 states throughout the eastern, southern and western United States. These branches are supported from our headquarters in Raleigh, North Carolina. Many of our operations are co-located within a single facility: we have 106 distribution operations, 51 millwork fabrication operations and 52 structural component fabrication operations.

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

We lease 97 facilities, including our corporate and branch support offices, and own 53 facilities. Many of our leases are non-cancellable and typically have an initial operating lease term of five to ten years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and maintenance expenses associated with the properties.
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
Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our common stock is traded on the Nasdaq Stock Market under the symbol “BMCH”.
Holders of Record

As of January 31, 2019, there were approximately 25 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Purchases of Equity Securities

During November 2018, the Company’s board of directors authorized a new $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2019 or may be suspended or discontinued at any time.

The following table presents our purchases of common stock during the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 2018	—	$—	—	$—
November 2018	—	—	—	75,000,000
December 2018	181,740	15.91	181,740	$72,108,703
Total	181,740	$15.91	181,740
Stock Performance Graph

The following graph shows the cumulative return for our common stock, the Russell 2000 Index and the S&P 600 Building Products Index (ticker symbol “^SP600-201020”) for the five years ended December 31, 2018. The graph tracks the performance of a $100 investment in our common stock and in each of the indices and assumes reinvestment of dividends, if any. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Item 6.    Selected Financial Data

On December 1, 2015, BMHC and SBS completed the Merger. As the Merger constituted a reverse acquisition for accounting purposes under generally accepted accounting principles in the United States, the historical financial statements of the Company reflect only the operations and financial condition of BMHC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger. The selected consolidated financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements included as Item 8 of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements, which are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this Annual Report on Form 10-K:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of operations data:
Net sales	$3,682,448	$3,365,968	$3,093,743	$1,576,746	$1,311,498
Gross profit	909,216	795,515	741,965	361,410	295,074
Selling, general and administrative expenses	680,273	619,546	571,799	306,843	229,316
Net income (loss)	119,738	57,425	30,880	(4,831)	94,032
Net income (loss) per share - basic	1.78	0.86	0.47	(0.12)	2.42
Net income (loss) per share - diluted	1.77	0.85	0.46	(0.12)	2.39

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$210,025	$93,934	$106,888	$743	$30,732
Investing activities	(54,948)	(88,271)	(33,729)	(135,076)	(16,262)
Financing activities	(16,104)	(2,830)	(65,331)	72,160	(424)

Other financial data:
Depreciation and amortization	$65,388	$69,217	$68,680	$24,589	$15,457
Capital expenditures	55,174	63,278	38,067	31,319	28,275

Balance sheet data (at period end):
Cash and cash equivalents	$150,723	$11,750	$8,917	$1,089	$63,262
Total current assets	847,039	734,137	666,942	613,960	358,095
Property and equipment, net of accumulated depreciation	294,327	295,820	286,741	295,978	140,435
Total assets	1,576,111	1,473,350	1,395,014	1,371,139	581,853
Total debt and capital lease obligations (including current portion)	360,703	371,636	376,563	426,840	263,449
Total stockholders’ equity	874,659	746,899	680,601	628,932	179,078

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the related notes to those statements included in Item 8. “Financial Statements and Supplementary Data.” The following discussion contains, in addition to historical information, forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the heading Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

As part of our initiatives to execute our strategic plan, including growing our value-added product and service offerings and expanding our presence in the professional remodeling space, we plan to continue expanding our business through organic and acquisitive means. The 19 states in which we operate accounted for approximately 67% of 2018 U.S. single-family housing permits according to the U.S. Census Bureau. In these 19 states, we operate in 45 metropolitan areas, which accounted for approximately half of the permits issued in those states, according to the U.S. Census Bureau, providing significant opportunity for growth.

Our net sales for the year ended December 31, 2018 increased 9.4% compared to the year ended December 31, 2017. We estimate net sales increased 5.0% from higher selling prices of lumber and lumber sheet goods, 2.1% from the net impact of the acquisitions of W.E. Shone Co. (“Shone Lumber”), Texas Plywood & Lumber Company, Inc. (“TexPly”) and Code Plus Components, LLC (“Code Plus”), partially offset by the disposition of the Company’s Coleman Floor business (“Coleman Floor”), 1.9% from other organic growth and 0.4% from an additional selling day. Our gross margin was 24.7% for the year ended December 31, 2018 compared to 23.6% for the prior year period. We recorded income from operations of $170.3 million during the year ended December 31, 2018, compared with $101.2 million during the year ended December 31, 2017. See further discussion in “-Operating Results” below.
Factors Affecting Our Operating Results

Our operating results and financial performance are influenced by a variety of factors, including, among others, acquisitions and dispositions, conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are briefly discussed below.

Acquisitions and disposition
On November 1, 2018, the Company completed the sale of substantially all of the assets and certain liabilities of Coleman Floor for a preliminary sale price of $7.8 million, subject to certain customary post-closing adjustments.

On March 1, 2018, the Company completed the acquisition of Shone Lumber, a supplier of building materials in the state of Delaware, for a preliminary purchase price of $22.4 million, subject to a holdback.

On April 3, 2017, the Company completed the acquisition of TexPly, a supplier of production millwork and doors in the Dallas-Fort Worth area, for a purchase price of $31.7 million.

On March 27, 2017, the Company completed the acquisition of Code Plus, a truss manufacturer located in Martinsburg, West Virginia serving the Washington DC market, for a purchase price of $7.1 million.

Net sales increased by approximately $69.1 million for the year ended December 31, 2018 as a result of the acquisitions of Shone Lumber, TexPly and Code Plus, net of the disposition of Coleman Floor. Net sales increased by approximately $54.3 million for the year ended December 31, 2017 as a result of the acquisitions of TexPly and Code Plus.

See Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our acquisitions and disposition.

Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing, the availability of qualified trade laborers, the health of the economy and mortgage markets and the availability of personal income tax deductions related to home ownership, some of which were limited by the 2017 Tax Act. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, were 0.60 million, 0.66 million and 0.69 million in 2016, 2017 and 2018, respectively.

As of October 2018, Dodge Data & Analytics (formerly McGraw-Hill) forecasted that U.S. single-family housing starts will decrease approximately 3% in 2019. Additionally, the S&P Corelogic Case-Shiller Home Price Index (the "Home Price Index"), a leading measure of pricing for the U.S. residential housing market, has increased at a 6.3% compound annual growth rate from January 2012 to December 2018. The Home Price Index reached its highest levels ever during September 2018 before decreasing 0.2% during the three months ended December 31, 2018.

According to the U.S. Census Bureau, multi-family housing starts in the United States reached a low of 0.11 million in 2009, but reached levels of 0.39 million, 0.35 million and 0.37 million in 2016, 2017 and 2018, respectively. While this end market has receded since 2016, the multi-family space represents a significant opportunity for us to capture additional market share and provide value-added solutions.

The professional remodeling space, when compared to new home construction, tends to be less price sensitive and more resilient to broader economic conditions. As of September 2018, the Home Improvement Research Institute estimated 2018 and 2019 U.S. sales of home maintenance, repair and improvement products to the professional market would reach approximately $122 billion and $130 billion, respectively, compared to sales of approximately $102 billion and $111 billion in 2016 and 2017, respectively. Several factors, including the overall age of the U.S. housing stock, rising home prices, availability of consumer capital at interest rates that remain relatively low historically and focus on energy efficiency may drive long-term growth in repair and remodeling expenditures.

Overall economic conditions in the markets where we operate
Economic changes both nationally and locally in our markets impact our financial performance. Unfavorable changes in demographics, credit markets, consumer confidence, health care costs, housing affordability, interest rates, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate and other factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. We believe continued strong employment levels, access to financing and strong consumer confidence will be necessary to increase household formation rates. We believe improved household formation rates in turn will increase demand for housing and stimulate new construction.

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

	Year Ended December 31,
	2018 Versus 2017	2018 Average Price	2017 Versus 2016	2017 Average Price	2016 Versus 2015	2016 Average Price
Framing lumber prices	11%	$460	19%	$413	5%	$346
Structural panel prices	10%	$481	18%	$437	1%	$370

Periods of increasing prices provide the opportunity for higher sales and increased gross profit, while periods of declining prices may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. The impact of commodity price changes on our operating results is partially dependent on pricing commitments with our customers. For example, the highest average quarterly composite framing lumber prices and composite structural panel prices reported by Random Lengths during 2018 occurred during the three months ended June 30, 2018, while the Company’s highest quarterly average selling price of lumber and lumber sheet goods occurred during the three months ended September 30, 2018.

While the average prices noted above saw significant increase in recent years, there was significant volatility during 2018, as the average composite framing lumber prices and average composite structural panel prices declined during the second half of the year from a peak of $564 and $566, respectively, during June 2018, to $335 and $365, respectively, during December 2018. If lumber or structural panel prices were to remain at or continue to decline significantly from current levels, our sales and profits could be negatively affected as compared to 2018 operating results. For further discussion of the impact of commodity prices on historical periods, see “-Operating Results.”

Consolidation of production homebuilders
Over the past fifteen years, the homebuilding industry has undergone consolidation and many production homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in our markets with certain profitability expectations. We expect that our ability to maintain strong relationships with the largest production homebuilders will be vital to our ability to expand into new markets as well as grow our market share. While we generate significant sales from these homebuilders, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. If the market share held by the largest production homebuilders continues to increase or we increase the percentage of our sales to these customers, our gross margins could be impacted.

Our ability to control expenses
We pay close attention to managing our working capital and operating expenses. We employ a LEAN process operating philosophy, which we refer to as the BMC Operating System, which encourages continuous improvement in our core processes to minimize waste, gain efficiencies, improve customer service, increase expense productivity, improve working capital and maximize profitability and cash flow. We regularly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and have implemented GPS-enabled telematics technology across our delivery fleet to improve customer service, driver safety and the productivity of our shipping and handling costs.

Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. Homebuilders often use structural components in order to realize increased efficiency and improved quality. We believe shortening cycle time from start to completion is a key goal of homebuilders during periods of strong consumer demand or limited availability of framing labor. If the residential new construction market strengthens, we expect the use of structural components by homebuilders to increase.

Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors and multi-family, commercial and other contractors. The following table reflects our estimate of net sales by each customer type. Certain previously reported amounts for interim periods during the year ended December 31, 2018 and for the year ended December 31, 2017 were revised in the table below. The revisions were not material to the previously reported financial information.

	2018			2017			2016
(in thousands)	Net Sales	% of Sales	% Change vs. 2017	Net Sales	% of Sales	% Change vs. 2016	Net Sales	% of Sales
Single-family homebuilders	$2,814,100	76.4%	11.4%	$2,526,837	75.1%	11.7%	$2,262,124	73.1%
Remodeling contractors	427,346	11.6%	12.3%	380,460	11.3%	2.5%	371,018	12.0%
Multi-family, commercial & other contractors	441,002	12.0%	(3.9)%	458,671	13.6%	(0.4)%	460,601	14.9%
Total net sales	$3,682,448	100.0%	9.4%	$3,365,968	100.0%	8.8%	$3,093,743	100.0%

We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family homebuilders and multi-family, commercial and other contractors can vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.

Freight costs and fuel charges
A portion of our shipping and handling costs is comprised of diesel and other fuels purchased for our delivery fleet and handling equipment. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $3.18, $2.65 and $2.31 for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, we incurred costs of approximately $17.9 million, $14.8 million and $12.4 million, respectively, within selling, general and administrative expenses for diesel and other fuels used for our delivery fleet and handling equipment. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.

Operating Results

The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Year Ended December 31,
(in thousands)	2018		2017		2016
Net sales	$3,682,448	100.0%	$3,365,968	100.0%	$3,093,743	100.0%
Cost of sales	2,773,232	75.3%	2,570,453	76.4%	2,351,778	76.0%
Gross profit	909,216	24.7%	795,515	23.6%	741,965	24.0%
Operating expenses:
Selling, general and administrative expenses	680,273	18.5%	619,546	18.4%	571,799	18.5%
Depreciation expense	39,627	1.1%	43,022	1.3%	38,441	1.2%
Amortization expense	15,015	0.4%	16,003	0.5%	20,721	0.7%
Merger and integration costs	3,998	0.1%	15,336	0.5%	15,340	0.5%
Impairment of assets	—	0.0%	435	0.0%	11,928	0.4%
Income from operations	170,303	4.6%	101,173	3.0%	83,736	2.7%
Other income (expense)
Interest expense	(24,035)	(0.7)%	(25,036)	(0.7)%	(30,131)	(1.0)%
Loss on debt extinguishment	—	0.0%	—	0.0%	(12,529)	(0.4)%
Other income, net	10,646	0.3%	5,690	0.2%	4,070	0.1%
Income before income taxes	156,914	4.3%	81,827	2.4%	45,146	1.5%
Income tax expense	37,176	1.0%	24,402	0.7%	14,266	0.5%
Net income	$119,738	3.3%	$57,425	1.7%	$30,880	1.0%

2018 compared to 2017
Net sales
For the year ended December 31, 2018, net sales increased $316.5 million, or 9.4%, to $3,682.4 million from $3,366.0 million during the year ended December 31, 2017. We estimate net sales increased 5.0% from higher selling prices of lumber and lumber sheet goods, 2.1% from the net impact of the acquisitions of Shone Lumber, TexPly and Code Plus, partially offset by the disposition of Coleman Floor, 1.9% from other organic growth and 0.4% from an additional selling day.

We estimate approximately 76% of our net sales for the year ended December 31, 2018 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 4.4% for the year ended December 31, 2018 as compared to the prior year, while single-family houses completed increased 8.0% during the same time period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 11.5% while net sales to multi-family, commercial and other contractors decreased 3.9%. Net sales to multi-family, commercial and other contractors were impacted by a slowdown in multi-family housing starts during the year ended December 31, 2017, which resulted in a lower backlog of projects at the beginning of the year ended December 31, 2018.

The following table shows net sales classified by major product category:

	2018		2017
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$622,105	16.9%	$522,619	15.5%	19.0%
Lumber & lumber sheet goods	1,286,481	34.9%	1,114,219	33.1%	15.5%
Millwork, doors & windows	964,684	26.2%	907,377	27.0%	6.3%
Other building products & services	809,178	22.0%	821,753	24.4%	(1.5)%
Total net sales	$3,682,448	100.0%	$3,365,968	100.0%	9.4%

The increase in net sales in our structural components product category was primarily related to an increase in single-family housing starts, an increase in net sales of our Ready-Frame® product offering and an increase in average selling prices. The impact of price inflation during the year ended December 31, 2018 led to the increase in net sales in our lumber and lumber sheet goods product category, partially offset by an approximately 1% decline in organic volume. The decrease in our other building products and services product category was primarily related to a decrease in sales to multi-family, commercial and other contractors.

Cost of sales
For the year ended December 31, 2018, cost of sales increased $202.8 million, or 7.9%, to $2,773.2 million from $2,570.5 million during the year ended December 31, 2017. We estimate our cost of sales increased approximately 4.4% as a result of commodity cost inflation and approximately 2.1% due to the net impact of the acquisitions of Shone Lumber, TexPly and Code Plus, partially offset by the disposition of Coleman Floor, while other organic changes, including an additional selling day, increased our cost of sales by approximately 1.4%.

Gross profit
For the year ended December 31, 2018, gross profit increased $113.7 million, or 14.3%, to $909.2 million from $795.5 million for the year ended December 31, 2017, due primarily to an increase in net sales and a higher average gross margin. Our gross margin was 24.7% for the year ended December 31, 2018 and 23.6% for the year ended December 31, 2017. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories of 230 basis points and 130 basis points, respectively, and an increase in net sales in our structural components and millwork, doors and windows product categories. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher in the second half of the year due to a significant decrease in commodity costs beginning in July 2018, which decreased at a faster rate than our average selling prices.

Operating expenses
For the year ended December 31, 2018:

•
selling, general and administrative expenses increased $60.7 million, or 9.8%, to $680.3 million, from $619.5 million for the year ended December 31, 2017. Approximately $14.9 million of this increase related to selling, general and administrative expenses of Shone Lumber, TexPly and Code Plus, approximately $38.1 million related to higher employee compensation, benefits and other employee-related costs, of which approximately $20.8 million related to profit-based incentives and approximately $4.5 million related to stock-based compensation, and approximately $2.8 million related to an increase in diesel fuel costs.

•
depreciation expense decreased $3.4 million, or 7.9%, to $39.6 million from $43.0 million during the year ended December 31, 2017. This decrease resulted from certain fixed assets that became fully depreciated in 2017, partially offset by the depreciation of replacements and additions of delivery fleet, material handling equipment and operating equipment.

•
amortization expense was $15.0 million compared to $16.0 million in the prior year. This decrease resulted from certain intangible assets that became fully amortized in 2017, partially offset by the amortization of intangible assets acquired in the Shone Lumber, TexPly and Code Plus acquisitions.

•
the Company incurred $4.0 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs, partially offset by a gain from disposition of property due to the integration, compared to $15.3 million for the year ended December 31, 2017. During the year ended December 31, 2017, the Company recognized approximately $2.8 million of expense related to the discontinuance of the ERP system previously utilized by BMHC (“New ERP”) (see Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description of the New ERP).

Interest expense
For the year ended December 31, 2018, interest expense was $24.0 million compared to $25.0 million for the year ended December 31, 2017. This decrease relates primarily to reduced borrowings under the revolving line of credit under the Credit Agreement (the “Revolver”). Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.7 million for the years ended December 31, 2018 and 2017.

Other income, net
For the year ended December 31, 2018, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $10.6 million, compared to $5.7 million for the year ended December 31, 2017. This increase was primarily due to an increase in income from state and local tax incentive programs and interest income, partially offset by income recognized during the year ended December 31, 2017 related to the final settlement of insurance claims made by the Company for a fire at one of the Company’s facilities during 2015.

Income tax
For the years ended December 31, 2018 and 2017, income tax expense was $37.2 million and $24.4 million, respectively. The effective tax rate for the year ended December 31, 2018 was 23.7% compared to 29.8% for the year ended December 31, 2017. For the year ended December 31, 2018, the Company’s effective tax rate was higher than the Company’s federal and state statutory rates primarily due to nondeductible expenses. For the year ended December 31, 2017, the Company’s effective tax rate was lower than the Company’s federal and state statutory rates primarily due the enactment of the 2017 Tax Act, an Internal Revenue Code (“IRC”) section 199 manufacturing deduction, and excess windfall tax benefits of stock compensation deductions. Excluding the impacts of the 2017 Tax Act, our effective income tax rate in 2017 would have been 34.2%. The 2017 Tax Act, among other things, reduces the federal corporate income tax rate to 21% from 35%, effective January 1, 2018, resulting in a net income tax benefit of $3.6 million in 2017 primarily related to a reduction of our net deferred tax liability. In December 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act and recognized an additional tax benefit of $0.5 million for the year ended December 31, 2018.

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

The impact of commodity price inflation during the year ended December 31, 2017 contributed to the increase in net sales in our lumber and lumber sheet goods and structural components product categories.

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

Gross profit
For the year ended December 31, 2017, gross profit increased $53.6 million, or 7.2%, to $795.5 million from $742.0 million for the year ended December 31, 2016, driven primarily by increased sales volumes and commodity price inflation. Our gross margin was 23.6% for the year ended December 31, 2017 and 24.0% for the year ended December 31, 2016. This decline resulted primarily from a decline in gross margin in lumber and lumber sheet goods and structural components and a greater percentage of total net sales derived from lumber and lumber sheet goods, which generally generate lower margins. Gross profit for the year ended December 31, 2016 was impacted by $2.9 million, or 0.1% of net sales, in relation to the sell-through of inventory which was stepped up in value in connection with the Merger.

Operating expenses
For the year ended December 31, 2017:

•
selling, general and administrative expenses increased $47.7 million, or 8.4%, to $619.5 million, or 18.4% of net sales, from $571.8 million, or 18.5% of net sales, for the year ended December 31, 2016. Approximately $16.5 million of this increase related to increased shipping and handling costs to serve higher sales volumes related to existing operations, $12.5 million related to selling, general and administrative expenses of TexPly and Code Plus, $5.6 million related to an increase in the provision for workers’ compensation claims and $5.5 million related to increased health care costs. The remaining increase was primarily due to costs associated with five newly-opened facilities of approximately $4.7 million.

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

•
the Company incurred $15.3 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of severance, system integration costs and professional fees compared to $15.3 million for the year ended December 31, 2016. During the year ended December 31, 2017, the Company recognized approximately $2.8 million of expense related to the New ERP (see Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further description of the New ERP).

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

Interest expense
For the year ended December 31, 2017, interest expense was $25.0 million compared to $30.1 million for the year ended December 31, 2016. This decrease relates primarily to reduced average borrowings under the Revolver and a decrease in interest expense on the Senior Notes after the Company redeemed $250.0 million of 9.0% senior secured notes (the “Extinguished Senior Notes”) with the proceeds from the issuance of $350.0 million of 5.5% Senior Notes during September 2016. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.7 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.

Loss on debt extinguishment
For the year ended December 31, 2016, the Company incurred a loss on debt extinguishment of $12.5 million related to the redemption of the Extinguished Senior Notes. The loss is made up of a call premium of $8.4 million and the write off of unamortized debt issuance costs and original issue discount of $4.1 million. There were no similar costs in 2017.

Other income, net
For the year ended December 31, 2017, other income, net was $5.7 million, which consisted primarily of income related to the final settlement of insurance claims made by the Company for a fire at one of the Company’s facilities during 2015, income from tax incentive programs and service charges assessed on past due accounts receivable. For the year ended December 31, 2016, other income, net was $4.1 million, which consisted primarily of insurance proceeds received during the year ended December 31, 2016 related to a fire at one of the Company’s facilities during 2015 and service charges assessed on past due accounts receivable.

Income tax
For the years ended December 31, 2017 and 2016, income tax expense was $24.4 million and $14.3 million, respectively. The effective tax rate for the year ended December 31, 2017 was 29.8% compared to 31.6% for the year ended December 31, 2016. For the year ended December 31, 2017, the Company’s effective tax rate was lower than the Company’s federal and state statutory rates primarily due to the enactment of the 2017 Tax Act, an IRC section 199 manufacturing deduction, and excess windfall tax benefits of stock compensation deductions. Excluding the impacts of the 2017 Tax Act, our effective income tax rate in 2017 would have been 34.2%. The 2017 Tax Act, among other things, reduces the federal corporate income tax rate to 21% from 35%, effective January 1, 2018, resulting in a net income tax benefit of $3.6 million in 2017 primarily related to a reduction of our net deferred tax liability. For the year ended December 31, 2016, the Company’s effective tax rate was lower than the Company’s federal and state statutory rates primarily due to the adoption of a state tax position related to IRC section 382 limitations on a state net operating loss carryforward, excess windfall tax benefits of stock compensation deductions, and an IRC section 199 manufacturing deduction.
Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2018 and 2017, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at December 31, 2018 was $460.2 million, which includes $150.7 million in cash and cash equivalents and $309.5 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital and any share repurchase activity for at least the next 12 months.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2019 or may be suspended or discontinued at any time. During the year ended December 31, 2018, utilizing cash from operations, the Company repurchased 0.2 million shares at a weighted average price of $15.91 per share for a total cost of $2.9 million. Subsequent to December 31, 2018, the Company repurchased 0.7 million shares at a weighted average price of $16.82 per share for a total cost of $11.5 million.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $550.9 million and $418.9 million as of December 31, 2018 and 2017, respectively, as summarized in the following table:

(in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$150,723	$11,750
Accounts receivable, net of allowances (a)	298,440	322,892
Inventories, net (a)	309,279	309,060
Other current assets (a)	88,597	90,435
Accounts payable, accrued expenses and other current liabilities (a)	(289,518)	(307,538)
Current portion of long-term debt and capital lease obligations	(6,661)	(7,739)
Total net current assets	$550,860	$418,860
(a) Effective January 1, 2018, as part of the Company’s adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (“Topic 606”), certain amounts within net current assets were reclassified. See Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the changes, including the reclassifications made, resulting from our adoption of Topic 606.

Accounts receivable, net, decreased $24.5 million from December 31, 2017 to December 31, 2018 primarily due to a decrease in days sales outstanding (measured against net sales in the fourth quarter of each period), which were 35 days at December 31, 2017 and 31 days at December 31, 2018.

Inventories, net, increased $0.2 million from December 31, 2017 to December 31, 2018. Inventory days on hand (measured against cost of sales in the fourth quarter of each period) were 43 days at December 31, 2017 and 44 days at December 31, 2018.

Accounts payable, accrued expenses and other current liabilities decreased $18.0 million from December 31, 2017 to December 31, 2018 primarily due to the timing of vendor payments.
Cash flows from operating activities
Net cash provided by operating activities was $210.0 million, $93.9 million and $106.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$119,738	$57,425	$30,880
Non-cash expenses	75,679	74,548	79,629
Change in deferred income taxes	1,266	2,318	(3,571)
Impairment of assets	—	435	11,928
Loss on debt extinguishment	—	—	12,529
Change in working capital and other assets and liabilities	13,342	(40,792)	(24,507)
Net cash provided by operating activities	$210,025	$93,934	$106,888
Net cash provided by operating activities increased by $116.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily related to improved profitability and changes in working capital and others assets and liabilities. Changes in working capital and other assets and liabilities relate primarily to the timing of cash received from customers and cash paid to vendors.
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
Cash flows from investing activities
Net cash used in investing activities was $54.9 million, $88.3 million and $33.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Purchases of property, equipment and real estate	$(55,174)	$(63,278)	$(38,067)
Purchases of businesses, net of cash acquired	(20,970)	(38,438)	—
Proceeds from sale of property, equipment and real estate	11,432	13,445	3,187
Proceeds from sale of business	7,773	—	—
Insurance proceeds	1,991	—	1,151
Net cash used in investing activities	$(54,948)	$(88,271)	$(33,729)
Cash used for the purchases of property, equipment and real estate for the years ended December 31, 2018, 2017 and 2016 resulted primarily from the purchases of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations. Proceeds from the sale of property, equipment and real estate during the years ended December 31, 2018 and 2017 relates primarily to the sale of real estate of $10.3 million and $12.7 million, respectively.
Purchases of businesses, net of cash acquired, for the year ended December 31, 2018 related to the cash paid at closing for the acquisition of Shone Lumber and for the year ended December 31, 2017, related to the cash paid at closing for the acquisitions of TexPly and Code Plus.
Proceeds from the sale of business for the year ended December 31, 2018 related to the cash received at closing from the sale of Coleman Floor.
During the years ended December 31, 2018 and 2016, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $2.0 million received during the year ended December 31, 2018 and $1.2 million received during the year ended December 31, 2016 related to property, plant and equipment damaged in the fire.

Cash flows from financing activities
Net cash used in financing activities was $16.1 million, $2.8 million and $65.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net (repayments of) proceeds from Revolver	$(4,462)	$4,462	$(152,260)
Payments on capital lease obligations and other notes	(8,095)	(12,553)	(12,103)
Repurchases of common stock under share repurchase program	(2,891)	—	—
Payments of debt issuance costs	—	(38)	(7,011)
Proceeds from issuance of Senior Notes	—	—	350,000
Redemption of Extinguished Senior Notes	—	—	(250,000)
Proceeds from issuance of common stock, net of offering costs	—	—	13,776
Payments of debt extinguishment costs	—	—	(8,438)
Other financing activities, net	(656)	5,299	705
Net cash used in financing activities	$(16,104)	$(2,830)	$(65,331)
The Company made net repayments of $4.5 million and net borrowings of $4.5 million on the Revolver during the years ended December 31, 2018 and 2017, respectively. The net repayments during the year ended December 31, 2018 were the result of aggregate payments under the Revolver, partially offset by borrowings to fund the acquisition of Shone Lumber. A portion of the net borrowings during the year ended December 31, 2017 was used to fund the acquisitions of Code Plus and TexPly during March 2017 and April 2017, respectively. The Company made net repayments of $152.3 million on the Revolver during the year ended December 31, 2016. Approximately $74 million of this repayment was funded through net proceeds from the September 2016 Senior Notes issuance, after payment of accrued interest, debt issuance costs and the call premium.

Payments on capital lease obligations and other notes decreased during the year ended December 31, 2018 compared to the years ended December 31, 2017 and 2016 due primarily to expiring leases and one-time payments made during the year ended December 31, 2017 related to the payoff of certain other notes.

During the year ended December 31, 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. The Company repurchased 0.2 million shares under this share repurchase program at a weighted average price of $15.91 per share during the year ended December 31, 2018.

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

Proceeds from the exercise of stock options, which are included in other financing activities, net, were $1.3 million, $3.4 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Other financing activities, net also includes net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock and restricted stock unit awards. For the year ended December 31, 2018, other financing activities, net also includes the release of the holdback for the Code Plus acquisition.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2019 capital expenditures, including the incurrence of capital lease obligations and net of proceeds from the sale of property, equipment and real estate to be approximately $80.0 million to $90.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of December 31, 2018.

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

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2019. We were in compliance with all covenants under the Credit Agreement as of December 31, 2018.

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

We had no outstanding borrowings with net availability of $309.5 million as of December 31, 2018. We had $61.0 million in letters of credit outstanding under the Credit Agreement as of December 31, 2018.
Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2018. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. We have not included liabilities related to self-insurance reserves in the table below, as these reserves represent an estimate of our future obligations and do not represent cash requirements arising from contractual payment obligations. Purchase orders made in the ordinary course of business and commitments that are cancellable on 30 days’ notice are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the consolidated balance sheets as accounts payable and accrued liabilities.

	Payments Due by Period
(in millions)	Total	2019	2020-2021	2022-2023	Thereafter
Senior Notes obligations (1)	$465.5	$19.3	$38.5	$38.5	$369.2
Capital lease obligations (2)	16.7	7.2	8.0	1.5	—
Operating lease obligations (3)	143.0	30.4	45.8	32.5	34.3
Purchase commitments (4)	31.6	31.6	—	—	—
Total	$656.8	$88.5	$92.3	$72.5	$403.5

(1)
Represents principal of $350.0 million and semi-annual interest payments at a 5.5% interest rate. The Senior Notes mature in October 2024. For further information, refer to Note 9 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Represents payments under our capital leases for real estate, fleet vehicles and various equipment. For further information, refer to Note 13 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Represents payments under our operating leases, primarily for buildings, improvements and equipment. For further information, refer to Note 13 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Consists primarily of obligations to purchase vehicles which are enforceable and legally binding on us. Excludes purchase orders made in the ordinary course of business that are short-term or cancellable.

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, other than operating leases and letters of credit issued under the Credit Agreement described above, we had no material off-balance sheet arrangements with unconsolidated entities.

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

Revenue recognition
Effective January 1, 2018, we adopted Topic 606, which provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Refer to Notes 2 and 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on our adoption of Topic 606.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. Our building products contracts typically contain a promise to supply multiple distinct products and thus, they generally contain multiple performance obligations under Topic 606. Depending on the nature of the promises within our construction services contracts and whether they are distinct under Topic 606, there may be a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each distinct performance obligation based on the standalone selling price of each distinct good or service, which is generally determined based on the prices charged to customers.

We recognize revenue for our building products contracts when control of the promised goods (the performance obligations) is transferred to our customers. This generally occurs at a point in time when the products are delivered and the customer obtains physical possession, legal title and the risks and rewards of ownership. However, for certain product offerings, products are customized to customer specifications and the customer benefits from our performance over time as deliveries are made. As such, we have determined that an output method based on units delivered best depicts the transfer of control to the customer.

We generally recognize revenue for our construction services contracts over time using cost based input methods. Periodic estimates of progress towards completion are made based on either a comparison of labor costs incurred to date with total estimated contract labor costs or total costs incurred to date with total estimated contract costs. Incurred costs represent work performed, which correspond and best depict transfer of control to the customer.

Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. Historically, we have made reasonable estimates of the extent of progress towards completion and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Estimated losses on uncompleted contracts and changes in contract estimates reflect our best estimate of probable losses of unbilled receivables, and are recognized in the period such revisions are known and can be reasonably estimated. These estimates are recognized in cost of sales. Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and it is possible that actual completion costs may vary from these estimates.

All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. Taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions are excluded from sales. The Company accounts for shipping and handling costs associated with its contracts as a fulfillment cost and expenses these as incurred within selling, general and administrative expenses on the consolidated statements of operations.

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

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment, for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. The Company’s five operating segments, which have been determined to be the Company’s reporting units, are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. The chief operating decision maker (“CODM”) reviews aggregate information to allocate resources and assess performance. Based on the CODM’s review, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions, the Company has aggregated its operating segments into one reportable segment. We complete our annual impairment assessment during the third quarter of each year. We did not recognize any impairment for the years ended December 31, 2018, 2017 and 2016.

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

Stock based compensation
During the years ended December 31, 2018 and 2017, the Company granted restricted stock unit awards and performance restricted stock unit awards to certain employees and directors.

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

We account for stock options granted to employees by recording compensation expense based on the award’s fair value, estimated on the date of grant using the Black-Scholes option-pricing model, which uses inputs including the fair value per share of our common stock, volatility, expected term of the awards, dividend yield and risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, share-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

The Company accounts for forfeitures as they occur.

Casualty and health insurance
We carry insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles or self-insured retentions that we believe to be reasonable under the circumstances, and we self-insure for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is determined using the assistance of third-party actuaries and is reflected on the consolidated balance sheets as a liability with current and long-term components. We have elected not to discount this liability. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Our accounting policy includes an internal evaluation and adjustment of our reserve for all insured losses on a quarterly basis. At least on an annual basis, we engage external actuarial professionals to independently assess and estimate the total liability outstanding, which is compared to the actual reserve balance at that time and adjusted accordingly.

Income taxes
In accordance with ASC 740, Income Taxes (“ASC 740”), we evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes recent prior periods with cumulative operating income and the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the state net operating losses and other deferred tax assets.

During 2018, the Company evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. As of December 31, 2018, we concluded that it is more likely than not that we will realize the benefit of our deferred tax assets, net of a state tax valuation allowance of $0.1 million.

ASC 740 also prescribes a recognition threshold and certain measurement principles for the financial statements related to tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties associated with income taxes, accounting in interim periods, disclosures and transition requirements. As of December 31, 2018 and 2017, the Company recognizes no material uncertain tax positions.

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has recognized the net tax benefit of $3.6 million related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis based on information available on that reporting date. In December 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act within the measurement period as provided under SEC Staff Accounting Bulletin No. 118, which resulted in recognizing an additional tax benefit of $0.5 million for the year ended December 31, 2018.

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
Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During 2018, 2017 and 2016, we did not use any interest rate swap contracts to manage this risk. There were no outstanding borrowings under the Revolver as of December 31, 2018.
Commodity Price Risk
Many of the products we purchase and resell are commodities whose price is determined by the market’s supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changing trade policies and tariffs, changes in, or disruptions to, industry production capacity and changes in inventory levels and other factors beyond our control. During 2018, 2017 and 2016, we did not manage commodity price risk with derivative instruments, except for immaterial lumber future contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Commodity nature of our products” for further discussion.
We estimate that a 1% increase (decrease) in the sales price of lumber and lumber sheet goods, trusses and wall panels, assuming no change in our costs, would increase (decrease) our annual operating income by approximately $16.2 million (based on our operating results for the year ended December 31, 2018). Conversely, we estimate that a 1% increase (decrease) in the cost of lumber and lumber sheet goods, trusses and wall panels, assuming no offsetting pricing changes, would decrease (increase) our annual operating income by approximately $13.0 million (based on our operating results for the year ended December 31, 2018). However, we would likely adjust our pricing to offset any significant changes in our cost of goods.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
BMC Stock Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BMC Stock Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2019

We have served as the Company’s auditor since 2015.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$150,723	$11,750
Accounts receivable, net of allowances	298,440	322,892
Inventories, net	309,279	309,060
Contract assets	32,348	—
Costs in excess of billings on uncompleted contracts	—	28,738
Income taxes receivable	—	3,748
Prepaid expenses and other current assets	56,249	57,949
Total current assets	847,039	734,137
Property and equipment, net of accumulated depreciation	294,327	295,820
Customer relationship intangible assets, net of accumulated amortization	158,563	166,306
Other intangible assets, net of accumulated amortization	325	1,306
Goodwill	262,997	261,792
Other long-term assets	12,860	13,989
Total assets	$1,576,111	$1,473,350
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$123,495	$174,583
Accrued expenses and other liabilities	110,276	96,262
Contract liabilities	34,888	—
Billings in excess of costs on uncompleted contracts	—	18,428
Income taxes payable	902	—
Interest payable	4,759	4,769
Current portion:
Long-term debt and capital lease obligations	6,661	7,739
Insurance reserves	15,198	13,496
Total current liabilities	296,179	315,277
Insurance reserves	41,270	38,470
Long-term debt	345,197	349,059
Long-term portion of capital lease obligations	8,845	14,838
Deferred income taxes	3,034	1,768
Other long-term liabilities	6,927	7,039
Total liabilities	701,452	726,451
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 67.7 million and 67.3 million shares issued, and 67.2 million and 67.1 million outstanding at December 31, 2018 and December 31, 2017, respectively	677	673
Additional paid-in capital	672,095	659,440
Retained earnings	210,345	90,607
Treasury stock, at cost, 0.5 million and 0.2 million shares at December 31, 2018 and December 31, 2017, respectively	(8,458)	(3,821)
Total stockholders’ equity	874,659	746,899
Total liabilities and stockholders’ equity	$1,576,111	$1,473,350

The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Net sales
Building products	$2,856,683	$2,561,454	$2,336,041
Construction services	825,765	804,514	757,702
	3,682,448	3,365,968	3,093,743
Cost of sales
Building products	2,095,093	1,906,583	1,725,843
Construction services	678,139	663,870	625,935
	2,773,232	2,570,453	2,351,778
Gross profit	909,216	795,515	741,965

Selling, general and administrative expenses	680,273	619,546	571,799
Depreciation expense	39,627	43,022	38,441
Amortization expense	15,015	16,003	20,721
Merger and integration costs	3,998	15,336	15,340
Impairment of assets	—	435	11,928
	738,913	694,342	658,229
Income from operations	170,303	101,173	83,736
Other income (expense)
Interest expense	(24,035)	(25,036)	(30,131)
Loss on debt extinguishment	—	—	(12,529)
Other income, net	10,646	5,690	4,070
Income before income taxes	156,914	81,827	45,146
Income tax expense	37,176	24,402	14,266
Net income	$119,738	$57,425	$30,880

Weighted average common shares outstanding
Basic	67,273	66,900	66,055
Diluted	67,748	67,404	66,609

Net income per common share
Basic	$1.78	$0.86	$0.47
Diluted	$1.77	$0.85	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2015	65,360	$654	25	$(426)	$626,402	$2,302	$628,932
Issuance of common stock, net of offering costs	855	8	—	—	13,768	—	13,776
Exercise of stock options	175	2	—	—	1,299	—	1,301
Shares vested for long-term incentive plan	424	4	—	—	(4)	—	—
Repurchases of common stock related to equity award activity	—	—	119	(2,023)	—	—	(2,023)
Share withholdings made in satisfaction of exercise price	—	—	4	(80)	80	—	—
Stock compensation expense	—	—	—	—	7,252	—	7,252
Other	—	—	—	—	483	—	483
Net income	—	—	—	—	—	30,880	30,880
Stockholders’ equity as of December 31, 2016	66,814	668	148	(2,529)	649,280	33,182	680,601
Exercise of stock options	260	3	—	—	3,393	—	3,396
Shares vested for long-term incentive plan	212	2	—	—	(2)	—	—
Repurchases of common stock related to equity award activity	—	—	59	(1,292)	—	—	(1,292)
Stock compensation expense	—	—	—	—	6,769	—	6,769
Net income	—	—	—	—	—	57,425	57,425
Stockholders’ equity as of December 31, 2017	67,286	673	207	(3,821)	659,440	90,607	746,899
Exercise of stock options	96	1	—	—	1,326	—	1,327
Shares vested for long-term incentive plans	326	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	182	(2,891)	—	—	(2,891)
Repurchases of common stock related to equity award activity	—	—	88	(1,729)	—	—	(1,729)
Share withholdings made in satisfaction of exercise price	—	—	1	(17)	17	—	—
Stock compensation expense	—	—	—	—	11,315	—	11,315
Net income	—	—	—	—	—	119,738	119,738
Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$119,738	$57,425	$30,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,373	53,214	47,959
Amortization of intangible assets	15,015	16,003	20,721
Amortization of debt issuance costs	1,684	1,684	3,114
Deferred income taxes	1,266	2,318	(3,571)
Non-cash stock compensation expense	11,315	6,769	7,252
Gain on sale of property, equipment and real estate	(3,321)	(1,683)	(1,396)
Gain on insurance proceeds	—	(1,991)	(1,003)
Impairment of assets	—	435	11,928
Loss on debt extinguishment	—	—	12,529
Amortization of inventory step-up charges	—	—	2,884
Other non-cash adjustments	613	552	98
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	16,078	(3,252)	(10,128)
Inventories, net	3,257	(32,297)	(31,200)
Contract assets	5,565	—	—
Costs in excess of billings on uncompleted contracts	—	(2,364)	(3,845)
Income taxes payable/receivable	4,650	(1,311)	9,627
Prepaid expenses and other current assets	2,588	(13,191)	(12,208)
Other long-term assets	(69)	3,458	(126)
Accounts payable	(51,348)	3,477	28,592
Accrued expenses and other liabilities	19,066	5,417	(5,859)
Contract liabilities	8,609	—	—
Billings in excess of costs on uncompleted contracts	—	2,737	(197)
Insurance reserves	4,502	(3,239)	(16)
Other long-term liabilities	444	(227)	853
Net cash provided by operating activities	210,025	93,934	106,888
Cash flows from investing activities
Purchases of property, equipment and real estate	(55,174)	(63,278)	(38,067)
Purchases of businesses, net of cash acquired	(20,970)	(38,438)	—
Proceeds from sale of property, equipment and real estate	11,432	13,445	3,187
Proceeds from sale of business	7,773	—	—
Insurance proceeds	1,991	—	1,151
Net cash used in investing activities	(54,948)	(88,271)	(33,729)

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities
Proceeds from revolving line of credit	854,946	995,306	1,544,064
Repayments of proceeds from revolving line of credit	(859,408)	(990,844)	(1,696,324)
Payments on capital lease obligations	(7,759)	(9,926)	(8,800)
Principal payments on other notes	(336)	(2,627)	(3,303)
Secured borrowings	431	2,880	1,427
Proceeds from exercise of stock options	1,327	3,396	1,301
Repurchases of common stock under share repurchase program	(2,891)	—	—
Repurchases of common stock related to equity award activity	(2,044)	(977)	(2,023)
Holdback payments	(370)	—	—
Payments of debt issuance costs	—	(38)	(7,011)
Proceeds from issuance of Senior Notes	—	—	350,000
Redemption of Extinguished Senior Notes	—	—	(250,000)
Proceeds from issuance of common stock, net of offering costs	—	—	13,776
Payments of debt extinguishment costs	—	—	(8,438)
Net cash used in financing activities	(16,104)	(2,830)	(65,331)
Net increase in cash and cash equivalents	138,973	2,833	7,828
Cash and cash equivalents
Beginning of period	11,750	8,917	1,089
End of period	$150,723	$11,750	$8,917

Supplemental disclosure of cash flow information
Interest paid	$22,361	$24,210	$28,081
Cash paid for income taxes, net	31,260	22,858	8,210
Non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	1,403	375	—
Accrued purchases of property and equipment	1,963	811	505
Assets acquired under capital lease obligations	821	2,481	15,089
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts are presented in thousands except share and per share amounts.)
1.    Organization

These financial statements represent the financial statements of BMC Stock Holdings, Inc., and its subsidiaries. All references to “BMC” or the “Company” in this Annual Report on Form 10-K mean BMC Stock Holdings, Inc. and its subsidiaries.

The Company distributes lumber and building materials to new construction and repair and remodeling contractors. Additionally, the Company provides solution-based services to its customers, including component design, product specification and installation services.
2.    Summary of Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements have been prepared by management in conformity with U.S generally accepted accounting principles (“U.S. GAAP”).

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

Business and credit concentrations
The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. Mitigating this credit risk is collateral underlying certain accounts receivable (perfected liens or lien rights) as well as the Company’s analysis of a customer’s credit history prior to extending credit. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across various regions of the United States. At December 31, 2018 and 2017, no customer represented more than 10% of accounts receivable. For the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 10% of revenue.

The Company’s future results could be adversely affected by a number of factors including competitive pressure on sales and pricing, weather conditions, consumer spending and debt levels, interest rates, existing residential home sales and new home construction, lumber prices and product mix.

Cash and cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of December 31, 2018 and 2017, the Company had cash equivalents of $146.1 million and $0, respectively. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and was classified as a Level 1 or Level 2 measurement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).

Book overdrafts occur when purchases on corporate purchasing cards and checks written exceed available bank balances at a specific bank, despite there being cash at the Company’s other financial institutions. For accounting purposes, the Company reclassifies these book overdrafts to accounts payable on the consolidated balance sheets. Book overdrafts included in accounts payable were $0.1 million at December 31, 2018 and 2017.

Fair value of financial instruments
ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Consideration received from suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Supplier rebates are accrued as part of cost of goods sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. The Company estimates the rebates applicable to inventory on-hand at each period end based on the estimated percentage of supplier rebates to be earned. The Company also receives consideration from suppliers to promote their products (“marketing and advertising allowances”), which are accrued as part of cost of goods sold or selling, general and administrative expenses, depending on the nature of the allowance. Total rebates and marketing and advertising allowances receivable at December 31, 2018 and 2017 were $18.0 million and $23.3 million, respectively, included in prepaid expenses and other current assets.

Revenue recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (“Topic 606”). The Company’s building products contracts typically contain a promise to supply multiple distinct products and thus, they generally contain multiple performance obligations under Topic 606. Depending on the nature of the promises within the Company’s construction services contracts and whether they are distinct under Topic 606, there may be a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each distinct performance obligation based on the standalone selling price of each distinct good or service, which is generally determined based on the prices charged to customers.

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

Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. Historically, the Company has made reasonable estimates of the extent of progress towards completion and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revenue recognized for performance obligations satisfied over time for the year ended December 31, 2018 represented approximately 26% of total revenues.

Estimated losses on uncompleted contracts and changes in contract estimates reflect the Company’s best estimate of probable losses of unbilled receivables, and are recognized in the period such revisions are known and can be reasonably estimated. These estimates are recognized in cost of sales. Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and it is possible that actual completion costs may vary from these estimates.

All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. Taxes assessed by governmental authorities that are directly imposed on the Company’s revenue-producing transactions are excluded from sales. The Company accounts for shipping and handling costs associated with its contracts as a fulfillment cost and expenses these as incurred within selling, general and administrative expenses.

Contract balances
The timing of revenue recognition, invoicing and cash collection affects receivables, contract assets and contract liabilities on the Company’s consolidated balance sheets. For building products contracts that contain performance obligations satisfied at a point in time, the Company recognizes revenue upon satisfaction of the performance obligation and then bills the customer, resulting in a receivable. For building products contracts that contain performance obligations satisfied over time, the Company recognizes revenue as the performance obligation is satisfied, but prior to billing, resulting in an unbilled receivable, as the Company has an unconditional right to payment.

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

Shipping and handling costs
The Company includes shipping and handling costs in selling, general and administrative expenses and depreciation expense on the consolidated statements of operations. Shipping and handling costs included in selling, general and administrative expenses were $189.6 million, $172.2 million and $152.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Shipping and handling costs included in depreciation expense were $22.9 million, $24.8 million and $20.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Property and equipment
Property and equipment are stated at cost. Expenditures for renewals and betterments, which extend the useful lives of assets, are capitalized while maintenance and repairs are charged to expense as incurred. Property and equipment obtained through acquisition are stated at estimated fair market value as of the acquisition date, and are depreciated over their estimated remaining useful lives, which may differ from the Company’s stated policies for certain assets. Gains and losses related to the sale of property and equipment are recorded as selling, general and administrative expenses.

Property and equipment are depreciated using the straight-line method and are generally depreciated over the following estimated service lives:

Buildings and improvements	3–30 years
Leasehold improvements	Lesser of life of the asset or remaining
lease term, and not to exceed 15 years
Furniture, fixtures and equipment	2–10 years
Vehicles	4–10 years

Property and equipment that is expected to be sold within the next twelve months, is actively marketed in its current condition for a price that is reasonable in comparison to its estimated fair value and meets other relevant held-for-sale criteria are classified as assets held for sale. Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated. An impairment for assets held for sale is recognized if the carrying amount is not recoverable. Assets held for sale were not presented separately and were classified as other long-term assets in the consolidated balance sheets and were $1.3 million and $2.3 million at December 31, 2018 and 2017, respectively.

Goodwill and other intangible assets
At least annually, or more frequently as changes in circumstances indicate, the Company tests goodwill for impairment. To the extent that the carrying value of the net assets of any of the reporting units having goodwill is greater than their estimated fair value, the Company may be required to record impairment charges. The Company’s five operating segments, which have been determined to be the Company’s reporting units, are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. The chief operating decision maker (“CODM”) reviews aggregate information to allocate resources and assess performance. Based on the CODM’s review, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions, the Company has aggregated its operating segments into one reportable segment. The Company is required to make certain assumptions and estimates regarding the fair value of the reporting units containing goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

The Company completes its annual impairment assessment during the third quarter of each year. The Company did not recognize any impairment for the years ended December 31, 2018, 2017 and 2016. The Company may consider qualitative factors as part of its annual impairment assessment to determine whether it is more likely than not that a reporting unit’s carrying value exceeds its fair value. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs the two-step impairment test. Alternatively, the Company may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test. During the first step of the goodwill impairment test, the fair value of the reporting unit is compared to its carrying value, including goodwill. The Company may derive a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.

If the fair value of a reporting unit exceeds its carrying value, then the Company concludes no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure possible goodwill impairment loss. During the second step, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reporting unit’s goodwill.

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

Treasury stock
During the year ended December 31, 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2019 or may be suspended or discontinued at any time. During the year ended December 31, 2018, utilizing cash from operations, the Company repurchased 0.2 million shares at a weighted average price of $15.91 per share for a total cost of $2.9 million. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the consolidated balance sheet as of December 31, 2018. As of December 31, 2018, the Company had approximately $72.1 million of capacity remaining under the current share repurchase authorization. Subsequent to December 31, 2018, the Company repurchased 0.7 million shares at a weighted average price of $16.82 per share for a total cost of $11.5 million.

Employees have the option to surrender shares to the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock and restricted stock unit awards. These surrendered shares are reflected as treasury stock, at cost, on the consolidated balance sheet as of December 31, 2018 and 2017.

Merger and integration costs
Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), as a result of the 2015 merger transaction, consist primarily of severance, rebranding, system integration costs and professional fees.

Income taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on: (i) the Company’s ability to carry back net operating losses to tax years where it has previously paid income taxes based on applicable federal law; (ii) the timing of the reversal of deferred tax liabilities and (iii) the Company’s ability to generate future taxable income during the periods in which the related deferred tax assets are deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Significant judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Actual outcomes of these future tax consequences could differ materially from the outcomes that the Company currently anticipates.

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits. These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, which is defined as a likelihood of more than 50%, based on technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more likely than not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates. The Company had no material uncertain tax positions as of December 31, 2018.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense.

Casualty and health insurance
The Company carries insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles or self-insured retentions it believes to be reasonable under the circumstances, and the Company self-insures for employee and eligible dependent health care claims, with insurance purchased from independent carriers to cover individual claims in excess of the self-insured limits. The expected liability for unpaid claims, including incurred but not reported losses, is reflected on the consolidated balance sheets as a liability with current and long-term components. The amount recoverable from insurance providers is reflected on the consolidated balance sheets in prepaid expenses and other current assets. Provisions for losses are developed from actuarial valuations that rely upon the Company’s past claims experience, which considers both the frequency and settlement of claims. The casualty and health insurance liabilities are recorded at their undiscounted value.

In January 2015, the Company entered into a retroactive reinsurance contract to transfer the risk of loss of certain insurance reserves for workers’ compensation claims incurred from 2006 to 2011 to a reinsurer. Pursuant to the reinsurance contract, the reinsurer is obligated to pay an aggregate maximum of $17.5 million for these claims with any excess borne by the Company. The Company maintains the insurance reserves related to these claims as a liability on its consolidated balance sheet with an offsetting reinsurance receivable, which includes current and long-term components. As of December 31, 2018 and 2017, the carrying value of the insurance reserves related to these claims and the offsetting reinsurance receivable was $3.7 million and $4.5 million, respectively. Changes in these claims are recorded as an increase or decrease in the insurance reserves and corresponding increase or decrease in the reinsurance receivable. Additionally, the Company monitors the financial condition of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

Retirement savings program
The Company sponsors a defined contribution retirement savings plan. The Company has recorded expense of $5.9 million, $5.2 million and $4.6 million related to employer contributions for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are recorded to either selling, general and administrative expenses or cost of sales on the consolidated statements of operations, depending on the classification of the employee.

Lease obligations
The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis over the lease term, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. Lease incentives received are also recorded as a deferred rent liability and are amortized as reductions to rent expense over the lease term. As of December 31, 2018 and 2017, the Company had a deferred rent liability of $5.0 million and $4.2 million, respectively, included in accrued expenses and other liabilities and other long-term liabilities on the consolidated balance sheets.

Advertising and promotion
Costs associated with advertising and promoting products and services are expensed in the period incurred. Cooperative advertising allowances that are reimbursement of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expenses in selling, general and administrative expenses. If those conditions are not met, the cooperative advertising allowances are recorded as a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $4.9 million, $5.8 million and $3.7 million, respectively, of advertising and promotion expenses, net of cooperative advertising allowances, in selling, general and administrative expenses.

Stock-based compensation
In accordance with the requirements of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees using a fair value based pricing model. The compensation expense is recognized over the requisite service period, using graded vesting.

Debt issuance costs
Costs incurred in connection with the Company’s revolving line of credit and senior secured notes are capitalized and amortized over the term of the applicable agreement. Total debt issuance costs, net of accumulated amortization, were $6.4 million and $8.1 million as of December 31, 2018 and 2017, respectively. Debt issuance costs related to the Company’s revolving line of credit and senior secured notes are included in other long-term assets and long-term debt, respectively, on the consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.7 million and $3.1 million, respectively, and is included in interest expense on the consolidated statements of operations.

Derivatives
The Company will occasionally enter into derivative instruments to offset existing or expected risks associated with fluctuations in commodity prices. The Company does not enter into derivative instruments for speculative or trading purposes. The Company recognizes all derivative instruments as assets or liabilities in the Company’s balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are reported in earnings. The Company elected not to designate any new derivative instruments as hedges for the years ended December 31, 2018, 2017 or 2016, and therefore, all changes in the fair market value of the derivative instruments have been reported in cost of goods sold on the consolidated statements of operations.

Warranty expense
The Company has warranty obligations with respect to most manufactured products. As of December 31, 2018 and 2017, the Company had warranty liabilities of $2.9 million and $2.5 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets.

Comprehensive income
Comprehensive income is equal to the net income for all periods presented.

Statement of cash flows
Proceeds from revolving line of credit and Repayments of proceeds from revolving line of credit as presented on the Consolidated Statements of Cash Flows includes all cash activities and transactions between the Company and its associated lenders in relation to the revolving line of credit, excluding interest and fees, and is specifically inclusive of operating cash receipts which are automatically applied to the revolving line of credit pursuant to a cash sweep agreement. See Note 9 for further details on the Company’s revolving line of credit.

Recently adopted accounting pronouncements
In May 2014, the FASB issued Topic 606. Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method. See Note 11 for further details.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 was issued to decrease the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on eight specific cash flow issues. Retrospective application is required. ASU 2016-15 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown and that the statement of cash flows explain the changes in restricted cash during the period.

Retrospective application is required. ASU 2016-18 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance in determining when a set of assets and activities meets the definition of a business. Prospective application is required. ASU 2017-01 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of Subtopic 610-20, which provides guidance for recognizing gains and losses from the sale or transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. ASU 2017-05 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. ASU 2017-09 is to be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 became effective for the Company’s annual and interim periods beginning on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued Accounting Standards Update 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds paragraphs to the ASC pursuant to SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-05 provides entities with a one year measurement period from the December 22, 2017 enactment date in order to complete the accounting. The Company recognized a provisional net tax benefit of $3.6 million related to the impact of the 2017 Tax Act during the year ended December 31, 2017. In the fourth quarter of 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act within the measurement period as provided under ASU 2018-05, which resulted in recognizing an additional tax benefit of $0.5 million for the year ended December 31, 2018.

Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company plans to adopt the standard on January 1, 2019, utilizing the transition option provided by Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements, which the FASB issued in July 2018 and allows the Company to apply the guidance in ASU 2016-02 as of the adoption date, while applying the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods. As a lessee, certain of the Company’s leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a ROU asset and a lease liability. The Company expects to utilize the package of practical expedients permitted by the transition guidance in ASU 2016-02, which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company currently expects to recognize lease liabilities for its operating leases totaling between $110.0 million and $125.0 million upon adoption, of which between $22.0 million and $37.0 million will be classified as a current liability. The initial ROU assets recognized will be equal to the initial operating lease liabilities, adjusted for the balance on adoption date of prepaid and accrued rent, lease incentives, unamortized initial direct costs and unamortized assets and liabilities related to favorable and unfavorable lease terms. The Company currently expects to recognize ROU assets totaling between $105.0 million and $120.0 million upon adoption. The Company does not expect adoption of the standard to have a material impact on the Company’s historical capital leases, which will be presented as finance leases under ASU 2016-02. See Note 13 for further information on the Company’s leases.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. Modified retrospective application is required, with certain exceptions. The Company expects to adopt the standard on January 1, 2020 and continues to evaluate the impact of the standard on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires computation of the implied fair value of a reporting unit’s goodwill. The amount of a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company’s annual goodwill impairment test and any interim tests during the Company’s annual and interim periods beginning on January 1, 2020. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. Prospective application is required. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements in ASC 820. ASU 2018-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 are required to be applied prospectively, while others require retrospective application. The Company is evaluating the impact of the standard on its consolidated financial statements.
3.    Acquisitions and Disposition

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

The Company accounts for all acquisitions using the acquisition method of accounting under ASC 805, Business Combinations (“ASC 805”), whereby the results of operations of the acquired company are included in the Company’s consolidated financial statements beginning on the acquisition date.

2018 Disposition
On November 1, 2018, the Company completed the sale of substantially all of the assets and certain liabilities of its Coleman Floor business (“Coleman Floor”) for a preliminary sale price of $7.8 million, subject to certain customary post-closing adjustments. For the year ended December 31, 2018, the net sales of Coleman Floor represented approximately 1% of the Company’s net sales. The sale does not represent a strategic shift under ASC 205, Presentation of Financial Statements, and as such, is not reported as a discontinued operation in the Company’s consolidated financial statements. The Company recognized a loss on the sale of $0.3 million, which is included in other income, net in the consolidated statements of operations.

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

For the year ended December 31, 2017, Shone Lumber generated net sales of approximately $70.7 million. The Company incurred transaction costs of $0.2 million for the year ended December 31, 2018, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Net sales and estimated pre-tax earnings for Shone Lumber included in the consolidated statements of operations from the March 1, 2018 acquisition date to December 31, 2018 were $60.9 million and $3.2 million, respectively. The impact of the acquisition was not considered significant for the reporting of pro forma financial information.

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

On March 27, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Code Plus Components, LLC (“Code Plus”), a manufacturer of structural components located in Martinsburg, West Virginia, for a purchase price of $7.1 million. This acquisition allowed the Company to add truss manufacturing capability to its value-added offerings in the Washington, DC metro area. The acquisition includes an earnout provision that requires the Company to pay the sellers an additional $0.8 million during the year ended December 31, 2019, due to the acquired operations achieving certain performance targets from the acquisition date through December 31, 2018. The Company funded the transaction through borrowings on the Company’s revolving line of credit.

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

Net sales and estimated pre-tax earnings for Code Plus and TexPly, in aggregate, included in the consolidated statements of operations were $54.3 million and $3.2 million, respectively, for the year ended December 31, 2017. The impact of the Code Plus and TexPly acquisitions was not considered significant for the reporting of pro forma financial information.
4.    Accounts Receivable

Accounts receivable consist of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Trade receivables	$305,363	$333,954
Allowance for doubtful accounts	(4,904)	(4,771)
Sales returns allowance (a)	—	(4,127)
Other allowances	(2,019)	(2,164)
	$298,440	$322,892

(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, the Company has recorded a liability for estimated returns of inventory as a refund liability within accrued expenses and other liabilities. These balances were previously presented as an allowance within accounts receivable. See Note 11 for further details.
The following table shows the changes in the allowance for doubtful accounts:

(in thousands)	2018	2017	2016
Balance at January 1	$4,771	$4,162	$2,357
Write-offs	(4,676)	(3,665)	(2,186)
Recoveries	1,460	960	2,587
Increase in allowance	4,906	3,314	1,404
Other (a)	(1,557)	—	—
Balance at December 31	$4,904	$4,771	$4,162
(a) During the year ended December 31, 2018, the Company entered into a promissory note with one of its customers resulting in a note receivable of $2.6 million and corresponding allowance of $1.3 million, included in other long-term assets. These amounts were previously included in trade receivables and allowance for doubtful accounts, respectively, within accounts receivable. Additionally, the allowance for doubtful accounts balance declined by $0.3 million during the year ended December 31, 2018 in connection with the sale of accounts receivable in the Coleman Floor disposition. See Note 3 for further details.
5.    Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, millwork, doors and windows, as well as certain manufactured products and are valued at the lower of cost or net realizable value, with cost being measured using a weighted average cost approach, which approximates the first-in, first-out approach. A provision for excess and obsolete inventory of $2.3 million and $1.5 million is recorded as of December 31, 2018 and 2017, respectively.
6.    Property and Equipment

Property and equipment consists of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Land	$48,027	$51,009
Buildings and improvements	106,072	104,752
Leasehold improvements	22,758	19,750
Furniture, fixtures and equipment	186,017	161,014
Vehicles	134,470	120,855
Construction-in-progress	11,695	14,519
	509,039	471,899
Less: Accumulated depreciation	(214,712)	(176,079)
	$294,327	$295,820

Total depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $50.4 million, $53.2 million and $48.0 million, respectively, including amortization expense related to capital leases. These amounts include depreciation expense of $10.7 million, $10.2 million and $9.5 million included in cost of goods sold in 2018, 2017 and 2016, respectively.

Impairment of BMHC ERP System
During 2013, BMHC selected a new third-party software vendor for its planned Enterprise Resource Planning (“New ERP”) system and began incurring costs related to design, development and implementation of the New ERP. BMHC also began paying an annual licensing fee. During March 2016, the Company decided to integrate all operations under the Enterprise Resource Planning system utilized by Legacy SBS (the “Legacy SBS ERP system”) and to discontinue the use of the New ERP. In connection with this decision, the Company recorded asset impairment charges of approximately $11.9 million in its consolidated statement of operations for the year ended December 31, 2016 related to capitalized software development costs for New ERP functionality that the

Company had intended to implement in future periods. These costs had previously been recorded as construction-in-progress within property and equipment on the consolidated balance sheets.

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
7.    Goodwill and Intangible Assets, Net

Goodwill
The following table details the goodwill activity for the years ended December 31, 2018 and 2017:

(in thousands)
December 31, 2016	$254,832
Acquisition of Code Plus	3,402
Acquisition of TexPly	3,558
December 31, 2017	261,792
Acquisition of Shone Lumber	2,526
Disposition of Coleman Floor	(1,321)
December 31, 2018	$262,997

Intangible assets
Intangible assets represent the value assigned to trademarks, customer relationships and non-compete agreements in connection with acquired companies. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets.

	Trademarks		Customer Relationships		Non-Compete Agreements
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization	Total
December 31, 2015	$5,350	$(408)	$179,700	$(2,664)	$6,512	$(554)	$187,936
Amortization	—	(2,140)	—	(12,845)	—	(5,736)	(20,721)
December 31, 2016	5,350	(2,548)	179,700	(15,509)	6,512	(6,290)	167,215
Acquisition of Code Plus	—	—	2,300	—	500	—	2,800
Acquisition of TexPly	—	—	13,600	—	—	—	13,600
Amortization	—	(2,010)	—	(13,785)	—	(208)	(16,003)
December 31, 2017	5,350	(4,558)	195,600	(29,294)	7,012	(6,498)	167,612
Acquisition of Shone Lumber	—	—	7,000	—	—	—	7,000
Disposition of Coleman Floor	(1,000)	291	—	—	—	—	(709)
Amortization	—	(83)	—	(14,743)	—	(189)	(15,015)
December 31, 2108	$4,350	$(4,350)	$202,600	$(44,037)	$7,012	$(6,687)	$158,888

Aggregate amortization expense was $15.0 million, $16.0 million and $20.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based upon current assumptions, the Company expects that its definite-lived intangible assets will be amortized according to the following schedule:

(in thousands)
2019	$14,972
2020	14,972
2021	14,972
2022	14,897
2023	14,872
Thereafter	84,203
$158,888
8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following at December 31, 2018 and 2017. Certain prior year amounts have been reclassified to conform to the current year presentation.

(in thousands)	2018	2017
Accrued payroll and other employee related expenses	$62,518	$41,798
Accrued taxes	21,028	20,741
Accrued rebates payable	5,725	4,653
Refund liability for estimated inventory returns (a)	3,850	—
Pending litigation accrual	2,950	2,950
Accrued warranty reserve	2,930	2,467
Acquisition holdback and earnout liabilities	2,136	370
Accrued professional fees	1,156	715
Accrued credit card fees	1,110	1,127
Current portion deferred rent	694	818
Unfavorable leases	416	520
Advances from customers (a)	—	11,664
Other	5,763	8,439
	$110,276	$96,262
(a) Effective January 1, 2018, as part of the Company’s adoption of Topic 606, the Company has recorded a liability for estimated returns of inventory as a refund liability within accrued expenses and other liabilities. These balances were previously presented as an allowance within accounts receivable. Additionally, the Company has presented advances from customers, which were historically presented within accrued expenses and other liabilities, as a contract liability. See Note 11 for further details.

9.    Debt

Long-term debt at December 31, 2018 and 2017 consists of the following:

(in thousands)	December 31, 2018	December 31, 2017
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	4,462
Other	—	336
	350,000	354,798
Unamortized debt issuance costs related to senior secured notes	(4,803)	(5,639)
	345,197	349,159
Less: Current portion of long-term debt	—	100
	$345,197	$349,059

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

The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. At any time prior to October 1, 2019, the Company may redeem the Senior Notes in whole or in part at a price equal to 100% of the principal, plus accrued and unpaid interest, plus the greater of (a) 1% of the principal amount of such Senior Note and (b) on any redemption date, the excess (to the extent positive) of the present value of the redemption price of such Senior Note at October 1, 2019 (equal to 104.125%) plus all required interest payments due on such Senior Note to and including October 1, 2019 (excluding accrued but unpaid interest), computed upon the redemption date using a discount rate equal to the applicable treasury rate, as defined in the Indenture, at such redemption date plus 50 basis points, over the outstanding principal amount of such Senior Note. Further, during any twelve month period prior to October 1, 2019, the Company may redeem up to 10% of the Senior Notes at a redemption price equal to 103% plus accrued and unpaid interest. At any time on or after October 1, 2019, the Company may redeem the Senior Notes in whole or in part at the redemption prices set forth in the Indenture plus accrued and unpaid interest. In addition, at any time prior to October 1, 2019, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 105.5% plus accrued and unpaid interest. If the Company experiences certain change of control events, holders of the Senior Notes may require the Company to repurchase all or part of their Senior Notes at a price equal to 101% plus accrued and unpaid interest. The Company was in compliance with all debt covenants under the Indenture as of December 31, 2018.

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

As of December 31, 2018, the estimated market value of the Senior Notes was $21.0 million lower than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”) which includes a revolving line of credit (the “Revolver”). On September 15, 2016, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment” and, the Original Credit Agreement as amended by the Second Amendment, the “Credit Agreement”), which reduced the aggregate commitment from $450.0 million to $375.0 million and increased the letters of credit commitment from $75.0 million to $100.0 million. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

Borrowings under the Revolver bear interest, at the Company’s option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.75% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.75% based on Revolver availability).
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
The Revolver matures at the earlier of (i) December 1, 2020 and (ii) the date that is three months prior to the maturity of the Senior Notes, or if the Senior Notes are refinanced or repaid, the date that is three months prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. Due to the redemption of the Extinguished Senior Notes during September 2016, the issuance of the Senior Notes which mature on October 1, 2024 and the Company entering into the Second Amendment, the effective maturity date of the Revolver was extended from June 15, 2018, the date three months prior to the maturity date of the Extinguished Senior Notes, to December 1, 2020. After considering the increase to the remaining term and the reduction of the aggregate commitment resulting from the Second Amendment, the overall borrowing capacity of the Revolver increased. Accordingly, all existing unamortized debt issuance costs and new debt issuance costs related to the Second Amendment are being amortized through December 1, 2020. The Company was in compliance with all debt covenants under the Credit Agreement as of December 31, 2018.
The Company had no outstanding borrowings under the Revolver with net availability of $309.5 million as of December 31, 2018. The Company had $61.0 million in letters of credit outstanding under the Credit Agreement as of December 31, 2018. Obligations under the Credit Agreement are guaranteed by the Company’s material subsidiaries. Obligations under the Credit Agreement and the guarantees of those obligations, are secured by substantially all of the Company’s assets and those of the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in certain accounts receivable, inventory and certain other assets of the Company and a second-priority security interest in substantially all other assets of the Company that secure the Senior Notes on a first-priority basis.

Scheduled maturities of long-term debt were as follows:

(in thousands)
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	350,000
$350,000

10.    Other Long-term Liabilities

Other long-term liabilities consists of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Long-term deferred rent	$4,347	$3,428
Unfavorable leases	1,843	2,298
Other	737	1,313
	$6,927	$7,039
11.    Revenue

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

The impact of adopting Topic 606 was not material to the Company’s results of operations for the year ended December 31, 2018 and as such, comparability between periods is not materially affected.

Beginning January 1, 2018, the Company has presented contract assets and contract liabilities on its consolidated balance sheets, determined on a contract-by-contract basis. Contract assets contain rights to payment that are conditional on something other than the passage of time, such as retainage, which were historically presented within accounts receivable, net of allowances, as well as the balances that were historically presented within costs in excess of billings on uncompleted contracts on the Company’s consolidated balance sheets. Contract liabilities contain advances from customers, which were historically presented within accrued expenses and other liabilities, as well as the balances that were historically presented within billings in excess of costs on uncompleted contracts on the Company’s consolidated balance sheets. Refer to further discussion of the Company’s contract assets and contract liabilities below.

Additionally, beginning January 1, 2018, the Company has presented a return asset, which represents inventory the Company expects to receive from customers related to estimated sales returns, within prepaid expenses and other current assets on the Company’s consolidated balance sheets. This balance was previously presented within inventories, net, on the Company’s consolidated balance sheets. Conversely, the Company has recorded a refund liability for estimated returns of inventory within accrued expenses and other liabilities on the Company’s consolidated balance sheets. These balances were previously presented as an allowance within accounts receivable, net of allowances, on the Company’s consolidated balance sheets.

The following table reflects the cumulative impact of adoption of Topic 606. As the cumulative impact of adopting Topic 606 on the Company’s historical results of operations was less than $0.1 million, the Company did not record an adjustment to opening retained earnings as of January 1, 2018.

(in thousands)	December 31, 2017	Adoption of Topic 606	January 1, 2018
Accounts receivable, net of allowances	$322,892	$(8,884)	$314,008
Inventories, net	309,060	(3,128)	305,932
Contract assets	—	38,557	38,557
Costs in excess of billings on uncompleted contracts	28,738	(28,738)	—
Prepaid expenses and other current assets	57,949	3,128	61,077
Total assets	1,473,350	935	1,474,285

Accrued expenses and other liabilities	96,262	(6,967)	89,295
Contract liabilities	—	26,330	26,330
Billings in excess of costs on uncompleted contracts	18,428	(18,428)	—
Total liabilities	726,451	935	727,386

Total liabilities and stockholders’ equity	$1,473,350	$935	$1,474,285

The following table reflects the impact of adoption of Topic 606 on the Company’s financial position as of December 31, 2018.

(in thousands)	Balances without Adoption of Topic 606	Adjustments	As Reported
Accounts receivable, net of allowances	$306,600	$(8,160)	$298,440
Inventories, net	312,055	(2,776)	309,279
Contract assets	—	32,348	32,348
Costs in excess of billings on uncompleted contracts	23,769	(23,769)	—
Prepaid expenses and other current assets	53,473	2,776	56,249
Total assets	1,575,692	419	1,576,111

Accrued expenses and other liabilities	120,118	(9,842)	110,276
Contract liabilities	—	34,888	34,888
Billings in excess of costs on uncompleted contracts	24,627	(24,627)	—
Total liabilities	701,033	419	701,452

Total liabilities and stockholders’ equity	$1,575,692	$419	$1,576,111

Disaggregation of revenue
The following table presents the Company’s net sales disaggregated by customer type. See Note 15 to the consolidated financial statements for a disaggregation of the Company’s net sales by main product lines. As noted above, prior period amounts have not been adjusted under the modified retrospective method and continue to be reported in accordance with the Company’s historic accounting policy under Topic 605.

The following table reflects the Company’s estimate of net sales by each customer type for the years ended December 31, 2018, 2017 and 2016. Certain previously reported amounts for interim periods during the year ended December 31, 2018 and for the year ended December 31, 2017 were revised in the table below. The revisions were not material to the previously issued financial statements.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Single-family homebuilders	$2,814,100	$2,526,837	$2,262,124
Remodeling contractors	427,346	380,460	371,018
Multi-family, commercial & other contractors	441,002	458,671	460,601
Total net sales	$3,682,448	$3,365,968	$3,093,743

Contract balances
The following table reflects the Company’s contract balances as of December 31, 2018 and January 1, 2018, the date that the Company adopted Topic 606:

(in thousands)	December 31, 2018	January 1, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$306,370	$321,418	$(15,048)
Contract assets	32,348	38,557	(6,209)
Contract liabilities	$34,888	$26,330	$8,558

During the year ended December 31, 2018, the Company’s contract assets decreased by $6.2 million and the Company’s contract liabilities increased by $8.6 million. The change in contract assets and liabilities was primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the year ended December 31, 2018, the Company recognized revenue of $25.1 million, that was included in contract liabilities as of January 1, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the year ended December 31, 2018.

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

12.    Income Taxes

The components of income tax expense for the years ended December, 31 2018, 2017 and 2016 are as follows:

(in thousands)	2018	2017	2016
Current
Federal	$32,042	$20,215	$16,713
State	3,868	1,869	1,124
	35,910	22,084	17,837
Deferred
Federal	160	1,797	(3,049)
State	1,106	521	(522)
	1,266	2,318	(3,571)
	$37,176	$24,402	$14,266

A reconciliation of differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate from continuing operations for the years ended December 31, 2018, 2017 and 2016 follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax	2.6	2.9	2.7
Nondeductible capitalized transaction costs	—	0.2	1.4
Nondeductible compensation expense	0.2	0.2	0.5
Nondeductible (permanent) items	0.2	0.9	1.0
IRC Section 199 manufacturing deduction	0.1	(2.5)	(3.5)
Changes in tax rates, including 2017 Tax Act	(0.2)	(4.4)	1.6
Changes related to IRC section 382 limitations	—	—	(3.9)
Excess windfall benefit of stock compensation	(0.2)	(2.3)	(3.7)
Other items	—	(0.2)	0.5
Effective tax rate	23.7%	29.8%	31.6%

On December 22, 2017, the 2017 Tax Act was enacted, which significantly changed U.S. tax law effective January 1, 2018 by, among other things, lowering corporate income tax rates from 35% to 21%, eliminating Internal Revenue Code (“IRC”) Section 199 manufacturing deduction, accelerating tax depreciation on certain acquired assets, further limiting executive compensation, and creating certain interest deduction limitations. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized a net tax benefit of $3.6 million during the year ended December 31, 2017 related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities. During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act within the measurement period as provided under SEC Staff Accounting Bulletin No. 118, which resulted in recognizing an additional tax benefit of $0.5 million.

For the year ended December 31, 2018, the Company recognized $37.2 million of income tax expense, which included an income tax benefit of $0.5 million related to the 2017 Tax Act. The Company’s effective tax rate for the year ended December 31, 2018 was higher than the Company’s federal and state statutory rates primarily due to nondeductible expenses.

For the year ended December 31, 2017, the Company recognized $24.4 million of income tax expense, which included an income tax benefit of $3.6 million related to the 2017 Tax Act. The Company’s effective tax rate for the year ended December 31, 2017 was lower than the federal and state statutory rates primarily due to the effects of the 2017 Tax Act, an IRC Section 199 manufacturing deduction and excess windfall tax benefits of stock compensation deductions.

For the year ended December 31, 2016, the Company recognized $14.3 million of income tax expense, which included an income tax benefit of $1.7 million as a result of the Company adopting a state tax position related to IRC section 382 limitations on a state net operating loss carry-forward. For the year ended December 31, 2016, the Company’s effective tax rate, excluding the state tax position change, was lower than the Company’s federal and state statutory rates primarily due to excess windfall tax benefits of stock compensation deductions and an IRC section 199 manufacturing deduction.

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2018 and 2017:

(in thousands)	2018	2017
Deferred tax assets related to:
Accounts receivable	$2,278	$2,061
Inventory	2,631	1,931
Accrued compensation	6,783	2,981
Insurance reserves	11,545	10,778
Stock-based compensation	3,399	2,388
Restructuring reserves	325	365
Other accrued liabilities	1,514	1,149
Federal net operating loss carryforward	16,349	17,372
State net operating loss carryforward	3,882	5,559
Other	1,915	1,633
	50,621	46,217
Valuation allowance	(145)	(145)
Total deferred tax assets	50,476	46,072

Deferred tax liabilities related to:
Goodwill and intangibles	(21,946)	(21,030)
Property and equipment	(29,684)	(25,440)
Other assets	(1,880)	(1,370)
Total deferred tax liabilities	(53,510)	(47,840)
Net deferred tax liability	$(3,034)	$(1,768)

As of December 31, 2018, due to IRC section 382 limitations, the Company estimates federal net operating loss carryforwards generated prior to November 2011 will be limited to approximately $4.8 million per year through 2034. These net operating losses may generally be carried forward 20 years. As a result, federal operating losses if unused will expire as follows:

•	$29.4 million in 2028;

•	$17.3 million in 2029; and

•	$31.2 million in years 2030 through 2034.

In addition, as of December 31, 2018, the Company had $75.1 million of state net operating loss carryforwards that expire at various dates commencing in 2022 through 2035.

The Company recognized tax benefits of $0.3 million and $1.9 million during 2018 and 2017, respectively, from stock-based compensation deductions into its income tax expense. Deferred tax assets relating to tax benefits of stock-based compensation were reduced to reflect exercises or vesting; however, some exercises or vesting resulted in tax deductions in excess of previously recorded deferred tax benefits (“windfalls”). Prior to the adoption of ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, windfall tax benefits were recognized as a component of shareholders’ equity, which included $0.4 million for December 31, 2016.

The Company recognized a current income tax payable of $0.9 million and an income tax receivable of $3.7 million as of December 31, 2018 and 2017, respectively. The Company paid federal and state income tax payments of $34.2 million and $23.5 million during 2018 and 2017, respectively. The Company received tax refunds of $2.9 million and $0.6 million in 2018 and 2017, respectively.

In accordance with ASC 740, the Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2018 and 2017, the primary positive evidence considered to support the realization of the Company’s deferred tax assets includes: (i) the cumulative pre-tax income over the last 36 months, (ii) the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry forward period necessary to absorb the federal and state net operating losses and other deferred tax assets, (iii) current and prior year utilization of federal and state net operating losses, and (iv) no history of material expiring tax attributes. The primary negative evidence considered includes: (i) the Company’s cumulative losses prior to 2013, (ii) unsettled circumstances associated with the general economy and housing market, as well as mortgage credit availability, and (iii) no federal and state net operating loss carryback opportunities. To the extent the Company generates future net operating losses, the Company may be required to increase the valuation allowance on its deferred tax assets and income tax benefit would be adversely affected.

Based upon the positive and negative evidence considered, the Company believes it is more likely than not that it will realize the benefit of the deferred tax assets, net of the existing state tax valuation allowances of $0.1 million as of December 31, 2018 and 2017. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the Company’s effective tax rate would be impacted as the valuation allowance is reversed. The Company continues to evaluate its deferred tax asset on a quarterly basis and notes that, if economic conditions were to change such that the Company earns less taxable income than the amounts required to fully utilize its deferred tax asset, a portion of the asset may expire unused.

The following table shows the changes in the amount of the Company’s valuation allowance:

(in thousands)	2018	2017	2016
Balance at January 1,	$145	$125	$126
Additions charged to expense	—	20	—
Additions charged to Goodwill/Purchase Accounting	—	—	—
Deductions - other	—	—	(1)
Balance at December 31,	$145	$145	$125

The Company has no material uncertain tax positions as of December 31, 2018 and 2017.

The Company’s state tax returns are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating losses. The Company’s federal returns are open to examination for three years; however, due to statutory waivers, SBS’ tax years ended July 31, 2008 and May 5, 2009 remain open until July 31, 2020 with the federal tax authorities. SBS is currently under examination by the IRS for its tax years ended July 31, 2008 and May 5, 2009. At December 31, 2018 and 2017, the amount recognized related to expected tax, penalties and interest payments as a result of the IRS audits in income taxes payable and income taxes receivable, respectively, on the consolidated balance sheets was immaterial.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017 and 2016, penalties and interest related to income tax liabilities and uncertain tax benefits were not material.
13.    Commitments and Contingencies

The Company is obligated under capital leases covering fleet vehicles and certain equipment, as well as certain facilities. The fleet vehicles and equipment leases generally have terms ranging from three to six years and the facility leases have a remaining term of four to five years. The carrying value of property and equipment under capital leases was $17.2 million and $25.2 million at December 31, 2018 and 2017, respectively, net of accumulated depreciation of $42.5 million and $37.1 million, respectively. Amortization of assets held under capital leases is included within depreciation expense or cost of goods sold on the consolidated statements of operations.

The Company also has noncancelable operating leases, primarily for buildings, improvements and equipment. These leases generally contain renewal options for periods ranging from one to five years and may require the Company to pay executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2018 are as follows:

(in thousands)	Capital Leases	Operating Leases
2019	$7,245	$30,431
2020	5,599	24,210
2021	2,356	21,551
2022	873	17,908
2023	660	14,607
Thereafter	—	34,279
	16,733	$142,986	(a)
Less: Amounts representing interest	(1,227)
Total obligation under capital leases	15,506
Less: Current portion of capital lease obligation	(6,661)
Long-term capital lease obligation	$8,845
(a) Minimum operating lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under noncancelable subleases.

Total rent expense under operating leases, excluding short-term rentals, for the years ended December 31, 2018, 2017 and 2016 was $32.2 million, $30.5 million and $29.3 million, respectively, which are included in either cost of sales or selling, general and administrative expenses on the consolidated statements of operations, depending on the type of operations undertaken by the related facility or asset. Future payments for certain leases will be adjusted based on increases in the consumer price index.

As of December 31, 2018, the Company had purchase commitments totaling $31.6 million related primarily to vehicles and certain IT equipment, which are enforceable and legally binding on the Company.

From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2018 and 2017, the Company has accrued $3.0 million in relation to pending litigation that was recorded within selling, general and administrative expenses in its statements of operations during the year ended December 31, 2017.
14.    Stock Based Compensation

Long-term incentive plan
In connection with its initial public offering in August 2013, SBS adopted the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (“SBS 2013 Incentive Plan”). The SBS 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. In general, if awards under the SBS 2013 Incentive Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the SBS 2013 Incentive Plan. Awards granted under the SBS 2013 Incentive Plan generally vest over a period of three or four years. Stock options granted under the SBS 2013 Incentive Plan have a maximum contractual term of 10 years from the date of grant. As of December 31, 2018, 2.4 million shares were available for issuance under the SBS 2013 Incentive Plan.

Performance-based restricted stock units
As of December 31, 2018, the Company has performance-based restricted stock units outstanding that were granted during the years ended December 31, 2018 and 2017. The total number of performance-based restricted stock units that could be issued upon future vestings ranges from zero to a maximum of 0.6 million, based 50% upon the Company’s average return on invested capital and 50% upon the Company’s cumulative adjusted earnings per share over three year performance periods. Compensation cost for the performance-based restricted stock units is recorded based on the expected number of units that will vest and is adjusted, as appropriate, throughout the performance period.

Stock based compensation expense
Stock based compensation is included in selling, general and administrative expenses on the consolidated statements of operations. The following table highlights stock based compensation for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Restricted stock units (a)	$11,133	$6,006	$4,643
Restricted stock	100	436	1,559
Stock options	82	327	1,050
Stock based compensation	$11,315	$6,769	$7,252
(a) Includes service-based and performance-based restricted stock units.

Stock based award activity
The following is a summary of restricted stock and restricted stock unit activity, excluding performance-based restricted stock units:

	Restricted Stock		Restricted Stock Units
	Number of Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2015	455	$13.51	282	$16.99
Granted	—	—	166	17.65
Vested	(301)	11.95	(123)	16.86
Forfeited	(37)	13.69	(27)	17.16
December 31, 2016	117	17.42	298	17.39
Granted	—	—	396	21.79
Vested	(49)	16.25	(163)	17.49
Forfeited	(8)	19.08	(21)	20.34
December 31, 2017	60	18.17	510	20.65
Granted	—	—	748	20.22
Vested	(60)	18.17	(266)	20.64
Forfeited	—	—	(88)	19.32
December 31, 2018	—	$—	904	$20.43

The following is a summary of the maximum number of performance-based restricted stock units which could be earned and related activity:

	Performance-Based Restricted Stock Units
	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2015	—	$—
Granted (a)	206	16.35
Vested	—	—
Forfeited	—	—
December 31, 2016	206	16.35
Granted (a)	255	21.94
Vested	—	—
Forfeited	(8)	22.90
December 31, 2017	453	19.37
Granted (a)	474	19.64
Vested	—	—
Forfeited	(302)	17.76
December 31, 2018	625	$20.36
(a) Represents the maximum number of performance-based restricted stock units which could be earned.

The following is a summary of stock option award activity:

	Number of Options (in thousands)	Weighted Average Exercise Price	Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,228	$14.17
Granted	3	17.04
Exercised	(175)	7.90
Forfeited	(10)	17.04
Expired	(22)	17.53
Outstanding at December 31, 2016	1,024	15.15
Granted	—	—
Exercised	(260)	13.05
Forfeited	(14)	17.04
Expired	(45)	19.89
Outstanding at December 31, 2017	705	15.59
Granted	—	—
Exercised	(96)	14.01
Forfeited	(6)	17.04
Expired	(7)	16.37
Outstanding at December 31, 2018	596	$15.82	5.3	$982

Exercisable at December 31, 2018	596	$15.82	5.3	$982

Vested and expected to vest at December 31, 2018	596	$15.82	5.3	$982

The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $9.70.

During the years ended December 31, 2018, 2017 and 2016, the aggregate intrinsic value of the stock options exercised was $0.8 million, $2.3 million and $1.9 million, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to equity based compensation as of December 31, 2018:

(in thousands, except period data)	Unrecognized Compensation Cost	Weighted Average Remaining Period of Expense Recognition (in years)
Restricted stock units	$8,693	1.5
Performance-based restricted stock units	5,140	2.4
	$13,833
15.    Segments

ASC 280, Segment Reporting (“ASC 280”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance.

The Company’s five operating segments are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. The CODM reviews aggregate information to allocate resources and assess performance. Based on the CODM’s review, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions, the Company has aggregated its operating segments into one reportable segment, “Geographic divisions.”

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

	Year Ended December 31, 2018				December 31, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,682,448	$909,216	$63,381	$340,464	$1,405,940
Other reconciling items	—	—	2,007	(74,585)	170,171
	$3,682,448	$909,216	$65,388		$1,576,111

	Year Ended December 31, 2017				December 31, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,365,968	$795,515	$66,809	$250,061	$1,435,970
Other reconciling items	—	—	2,408	(50,058)	37,380
	$3,365,968	$795,515	$69,217		$1,473,350

	Year Ended December 31, 2016				December 31, 2016
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,093,743	$741,965	$66,592	$244,616	$1,345,475
Other reconciling items	—	—	2,088	(50,726)	49,539
	$3,093,743	$741,965	$68,680		$1,395,014

Reconciliation to consolidated financial statements:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income before income taxes	$156,914	$81,827	$45,146
Interest expense	24,035	25,036	30,131
Interest income	(758)	—	—
Depreciation and amortization	65,388	69,217	68,680
Merger and integration costs	3,998	15,336	15,340
Non-cash stock compensation expense	11,315	6,769	7,252
Impairment of assets	—	435	11,928
Inventory step-up charges	—	—	2,884
Loss on debt extinguishment	—	—	12,529
Sale of Coleman Floor (a)	656	—	—
Acquisition costs (b)	1,829	424	—
Other items (c)	2,502	959	—
Adjusted EBITDA of other reconciling items	74,585	50,058	50,726
Adjusted EBITDA of geographic divisions reportable segment	$340,464	$250,061	$244,616
(a) For the year ended December 31, 2018, the amount represents the loss on sale of Coleman Floor as well as other expenses incurred related to the disposition.
(b) For the years ended December 31, 2018 and 2017, the amounts represent expenses incurred related to the acquisitions of Barefoot and Company (“Barefoot”), Locust Lumber, Shone Lumber, TexPly and Code Plus. For the year ended December 31, 2018, the amount also includes costs incurred related to the conversion of the enterprise resource planning system utilized by Shone Lumber.
(c) For the year ended December 31, 2018, the amount represents costs incurred in connection with the departure of the Company’s former chief executive officer and the search for and appointment of his permanent replacement. For the year ended December 31, 2017, the amount represents expense incurred related to pending litigation of $3.0 million and income related to the final settlement of insurance claims made by the Company for a fire at one of the Company’s facilities during 2015 of $2.0 million.

The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company’s net sales from external customers by main product lines are as follows for the years ended December 31, 2018, 2017 and 2016.

(in thousands)	2018	2017	2016
Structural components	$622,105	$522,619	$461,761
Lumber & lumber sheet goods	1,286,481	1,114,219	938,563
Millwork, doors & windows	964,684	907,377	894,889
Other building products & services	809,178	821,753	798,530
Total net sales	$3,682,448	$3,365,968	$3,093,743

16.    Earnings Per Share

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

The basic and diluted EPS calculations for the years ended December 31, 2018, 2017 and 2016 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Income attributable to common stockholders	$119,738	$57,425	$30,880

Weighted average common shares outstanding, basic	67,273	66,900	66,055
Effect of dilutive securities:
Restricted stock units	324	235	129
Stock options	135	204	218
Restricted stock	16	65	207
Weighted average common shares outstanding, diluted	67,748	67,404	66,609

Basic income per common share	$1.78	$0.86	$0.47
Diluted income per common share	$1.77	$0.85	$0.46

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of December 31, 2018, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.6 million.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Restricted stock units	85	—	5
Stock options	349	—	469
Restricted stock	—	—	—
17.    Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2018 and 2017:

	2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$834,202	$998,461	$990,264	$859,521
Gross profit	199,084	239,599	241,303	229,230
Net income	15,359	40,405	35,858	28,116
Basic income per share	$0.23	$0.60	$0.53	$0.42
Diluted income per share	$0.23	$0.60	$0.53	$0.41

	2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$757,700	$886,375	$881,012	$840,881
Gross profit	178,197	211,687	209,545	196,086
Net income	3,744	17,596	18,443	17,642
Basic income per share	$0.06	$0.26	$0.28	$0.26
Diluted income per share	$0.06	$0.26	$0.27	$0.26
18.    Subsequent Events

On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot, a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area. On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area. These acquisitions enhance the Company’s value-added offerings and footprint in the Charlotte, North Carolina metropolitan area. The preliminary purchase price, in aggregate, for these acquisitions was $54.5 million, which includes an initial holdback of $2.5 million due to the sellers of Barefoot one year from the closing date. The holdback amount may be reduced under certain circumstances. The Company funded the transactions through available cash. For the year ended December 31, 2018, Barefoot and Locust Lumber generated net sales, in aggregate, of approximately $105 million.

The results of operations of Barefoot and Locust Lumber will be included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Due to the timing of the close of the acquisitions, the initial purchase accounting for the acquisitions is not complete and therefore, certain disclosures required by ASC 805 have not been included. The Company is in the process of performing its valuation of the acquired assets and liabilities and currently anticipates customer relationship intangible assets and goodwill, among other operating assets and liabilities, to be recognized as part of these acquisitions.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the internal control over financial reporting of BMC Stock Holdings, Inc. was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2018, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2018, which sections are incorporated in this Item 10 by reference: “Proposal 1 - Election of Directors,”
“Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees.”

Code of Business Conduct and Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We have adopted a Code of Ethics which applies to our chief executive officer, chief financial officer, chief accounting officer and all our other employees, and which can be found through our investor relations website, ir.buildwithbmc.com. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.

In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, the Company will disclose such amendment or waiver and reasons therefore within four business days of such event on its website at ir.buildwithbmc.com.
Item 11.     Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2019 Proxy Statement, which sections are incorporated in this Item 11 by reference: “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio” and “Compensation Committee Report.” Notwithstanding the foregoing, the information in the section entitled “Compensation Committee Report” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

Except as set forth below, the information required in this Item 12 will be included in the section entitled “Stock Ownership Table” in the 2019 Proxy Statement, which section is incorporated in this Item 12 by reference.

The following table provides information as of December 31, 2018, with respect to the Company’s existing equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders (2013 Incentive Plan) (3)	2,077,083	(1)	$17.10	(2)	2,367,852
Equity compensation plan not approved by security holders (Pre-IPO incentive program) (4)	47,399		0.97		—
Total	2,124,482		$15.82	(2)	2,367,852

(1) Includes 548,222 options and 1,528,861 restricted stock units, including service-based and performance-based restricted stock units, outstanding under the 2013 Incentive Plan. Performance-based restricted stock units are presented assuming vesting of the maximum number of performance-based restricted stock units which could be earned.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this Item 13 will be included in the following sections in the 2019 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Related Person Transactions” and “How We Assess Director Independence.”
Item 14. Principal Accountant Fees and Services

The information required in this Item 14 will be included in the following sections in the 2019 Proxy Statement, which sections are incorporated in this Item 14 by reference: “Fees Paid to PwC” and “Pre-Approval Policy for Services Provided by PwC.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.
The list of consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are hereby incorporated by reference.

2.	Financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.

3.	The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1+
Agreement and Plan of Merger, dated as of June 2, 2015, by and between Stock Building Supply Holdings, Inc. and Building Materials Holding Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2018 in Commission File No. 001-36050)

3.2	Bylaws of BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2018 in Commission File No. 001-36050)
4.1
Form of stock certificate (incorporated by reference to Exhibit 4.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

4.2
Indenture, dated as of September 15, 2016, among BMC East, LLC, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

10.1#
Employment Agreement, dated as of August 23, 2018, by and between David E. Flitman and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018 in Commission File No. 001-36050)

10.2#
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.3#
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.4#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.5#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.6#
Amendment to Employment Agreement, dated as of August 27, 2018, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018 in Commission File No. 001-36050)

10.7#	Employment Agreement, dated as of January 7, 2019, by and between Timothy Johnson and BMC Stock Holdings, Inc.
10.8#	Employment Agreement, dated as of May 15, 2018, by and between Mike Farmer and BMC Stock Holdings, Inc.
10.9#
Separation Agreement and General Release, dated as of December 1, 2015, by and between Jeffrey Rea and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018 in Commission File No. 001-36050)

10.10#
Separation Agreement, dated as of January 9, 2018, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2018 in Commission File No. 001-36050)

Exhibit No.	Description
10.11#
Amended and Restated Employment Agreement, dated as of April 1, 2016, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2016 in Commission File No. 001-36050)

10.12#
Employment Agreement, dated as of June 1, 2017, by and between Lanesha Minnix and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018 in Commission File No. 001-36050)

10.13#
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.14#
Form of Indemnification Agreement Entered into with Certain Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017 in Commission File No. 001-36050)

10.15#
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.16#
First Amendment to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan, (incorporated by reference to Annex B to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the Commission on November 2, 2015 in Commission File No. 333-206421)

10.17#
Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.18#
Form of Restricted Stock Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.19#
Form of Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to Amendment 2 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on July 29, 2013 in Commission File No. 333-189368)

10.20
Second Amended and Restated Senior Secured Credit Agreement, dated as of December 1, 2015, by and among Building Materials Holding Corporation, Stock Building Supply Holdings, Inc., certain subsidiaries of Building Materials Holding Corporation and Stock Building Supply Holdings, Inc. parties thereto, Wells Fargo Capital Finance, LLC as agent for the lenders, joint lead arranger, and joint book runner, Goldman Sachs Bank USA, as joint lead arranger and joint book runner, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2015 in Commission File No. 001-36050)

10.21
Amendment Number One to Second Amended and Restated Senior Secured Credit Agreement and Consent, dated as of January 28, 2016, by and among BMC Stock Holdings, Inc., as parent, the subsidiaries of parent party thereto, as borrowers, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2016 in Commission File No. 001-36050)

10.22
Amendment Number Two to Second Amended and Restated Senior Secured Credit Agreement and Amendment Number One to Second Amended and Restated Security Agreement, dated as of September 15, 2016, by and among BMC Stock Holdings, Inc., the subsidiaries party thereto, the lenders identified on the signature page thereto and Wells Fargo Capital Finance, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

10.23
Registration Rights Agreement, effective as of December 1, 2015, by and among Stock Building Supply Holdings, Inc. and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Annex G to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the Commission on November 2, 2015 in Commission File No. 333-206421)

10.24
First Supplement to the Registration Rights Agreement, dated as of May 18, 2016, by and among the Registrant and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2016 in Commission File No. 001-36050)

21.1	List of subsidiaries of BMC Stock Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description
24.1	Powers of Attorney (included on the signature page)
31.1	Certification by David E. Flitman, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date:	February 28, 2019	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Timothy Johnson as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. Flitman	President and Chief Executive Officer (principal executive officer)	February 28, 2019
David E. Flitman

/s/ James F. Major, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 28, 2019
James F. Major, Jr.

/s/ David Bullock	Director and Chairman of the Board	February 28, 2019
David Bullock

/s/ Mark Alexander	Director	February 28, 2019
Mark Alexander

/s/ Cory J. Boydston	Director	February 28, 2019
Cory J. Boydston

/s/ Henry Buckley	Director	February 28, 2019
Henry Buckley

/s/ David L. Keltner	Director	February 28, 2019
David L. Keltner

/s/ Michael Miller	Director	February 28, 2019
Michael Miller

/s/ James O’Leary	Director	February 28, 2019
James O’Leary

/s/ Jeffrey G. Rea	Director	February 28, 2019
Jeffrey G. Rea

/s/ Carl R. Vertuca, Jr.	Director	February 28, 2019
Carl R. Vertuca, Jr.