Form 10-Q
period 2019-03-31
BMC STOCK HOLDINGS, INC.
filed 2019-05-01
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at April 30, 2019 was 66,507,046 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$141,582	$150,723
Accounts receivable, net of allowances	320,088	298,440
Inventories, net	315,323	309,279
Contract assets	33,778	32,348
Prepaid expenses and other current assets	58,677	56,249
Total current assets	869,448	847,039
Property and equipment, net of accumulated depreciation	303,049	294,327
Operating lease right-of-use assets	109,448	—
Customer relationship intangible assets, net of accumulated amortization	177,503	158,563
Other intangible assets, net of accumulated amortization	508	325
Goodwill	275,845	262,997
Other long-term assets	9,386	12,860
Total assets	$1,745,187	$1,576,111
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$199,265	$123,495
Accrued expenses and other liabilities	78,127	110,276
Contract liabilities	32,961	34,888
Income taxes payable	160	902
Interest payable	9,572	4,759
Current portion:
Long-term debt and finance lease obligations	6,497	6,661
Operating lease liabilities	23,820	—
Insurance reserves	16,202	15,198
Total current liabilities	366,604	296,179
Insurance reserves	43,388	41,270
Long-term debt	345,405	345,197
Long-term portion of finance lease obligations	7,301	8,845
Long-term portion of operating lease liabilities	91,380	—
Deferred income taxes	9,805	3,034
Other long-term liabilities	287	6,927
Total liabilities	864,170	701,452
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 68.0 million and 67.7 million shares issued, and 66.5 million and 67.2 million outstanding at March 31, 2019 and December 31, 2018, respectively	680	677
Additional paid-in capital	675,139	672,095
Retained earnings	230,695	210,345
Treasury stock, at cost, 1.5 million and 0.5 million shares at March 31, 2019 and December 31, 2018, respectively	(25,497)	(8,458)
Total stockholders’ equity	881,017	874,659
Total liabilities and stockholders’ equity	$1,745,187	$1,576,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net sales
Building products	$620,915	$645,954
Construction services	204,490	188,248
	825,405	834,202
Cost of sales
Building products	444,937	480,301
Construction services	164,346	154,817
	609,283	635,118
Gross profit	216,122	199,084

Selling, general and administrative expenses	169,934	160,204
Depreciation expense	9,573	9,506
Amortization expense	4,347	3,657
Merger and integration costs	2,790	1,687
	186,644	175,054
Income from operations	29,478	24,030
Other income (expense)
Interest expense	(6,038)	(5,982)
Other income, net	2,910	1,950
Income before income taxes	26,350	19,998
Income tax expense	6,000	4,639
Net income	$20,350	$15,359

Weighted average common shares outstanding
Basic	66,782	67,138
Diluted	67,282	67,664

Net income per common share
Basic	$0.30	$0.23
Diluted	$0.30	$0.23
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2017	67,286	$673	207	$(3,821)	$659,440	$90,607	$746,899
Exercise of stock options	55	1	—	—	587	—	588
Shares vested for long-term incentive plan	155	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	53	(1,046)	—	—	(1,046)
Share withholdings made in satisfaction of exercise price	—	—	1	(17)	17	—	—
Stock compensation expense	—	—	—	—	1,775	—	1,775
Net income	—	—	—	—	—	15,359	15,359
Stockholders’ equity as of March 31, 2018	67,496	$675	261	$(4,884)	$661,818	$105,966	$763,575

Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
Exercise of stock options	8	—	—	—	132	—	132
Shares vested for long-term incentive plan	290	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	920	(15,709)	—	—	(15,709)
Repurchases of common stock related to equity award activity	—	—	74	(1,330)	—	—	(1,330)
Stock compensation expense	—	—	—	—	2,915	—	2,915
Net income	—	—	—	—	—	20,350	20,350
Stockholders’ equity as of March 31, 2019	68,006	$680	1,472	$(25,497)	$675,139	$230,695	$881,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$20,350	$15,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,445	12,024
Amortization of intangible assets	4,347	3,657
Amortization of debt issuance costs	421	421
Deferred income taxes	6,771	3,810
Non-cash stock compensation expense	2,915	1,775
(Gain) loss on sale of property, equipment and real estate	(913)	38
Other non-cash adjustments	1,778	619
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(9,463)	(33,462)
Inventories, net	1,499	(24,042)
Accounts payable	69,741	40,212
Other assets and liabilities	(32,132)	2,801
Net cash provided by operating activities	77,759	23,212
Cash flows from investing activities
Purchases of businesses, net of cash acquired	(52,012)	(20,970)
Purchases of property, equipment and real estate	(15,429)	(10,244)
Proceeds from sale of property, equipment and real estate	2,343	127
Insurance proceeds	—	1,991
Net cash used in investing activities	(65,098)	(29,096)
Cash flows from financing activities
Proceeds from revolving line of credit	110,987	235,345
Repayments of proceeds from revolving line of credit	(110,987)	(227,616)
Repurchases of common stock under share repurchase program	(15,219)	—
Payments on finance lease obligations	(1,708)	(2,059)
Principal payments on other notes	—	(25)
Other financing activities, net	(4,875)	(2,509)
Net cash (used in) provided by financing activities	(21,802)	3,136
Net decrease in cash and cash equivalents	(9,141)	(2,748)
Cash and cash equivalents
Beginning of period	150,723	11,750
End of period	$141,582	$9,002

Supplemental disclosure of non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	$2,500	$1,460
Accrued repurchases of common stock under share repurchase program	490	—
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
2.    Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Comprehensive income
Comprehensive income is equal to the net income for all periods presented.
Cash and cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of March 31, 2019 and December 31, 2018, the Company had cash equivalents of $136.0 million and $146.1 million, respectively. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and was classified as a Level 1 or Level 2 measurement in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).
Share repurchase program
During the three months ended March 31, 2019, utilizing cash from operations, the Company repurchased 0.9 million shares at a weighted average price of $17.07 per share for a total cost of $15.7 million under the $75.0 million share repurchase program authorized by the Company’s board of directors in November 2018. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the condensed consolidated balance sheets. As of March 31, 2019, the Company had approximately $56.4 million of capacity remaining under the current share repurchase authorization.

Statement of cash flows
Proceeds from revolving line of credit and repayments of proceeds from revolving line of credit as presented on the condensed consolidated statements of cash flows includes all cash activities and transactions between the Company and its associated lenders in relation to the revolving line of credit, excluding interest and fees, and is specifically inclusive of operating cash receipts which are automatically applied to the revolving line of credit pursuant to a cash sweep agreement. See Note 6 for further details on the Company’s revolving line of credit.

Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02” or “Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company adopted ASU 2016-02 on January 1, 2019 by recording ROU assets for its operating leases totaling approximately $110 million and corresponding lease liabilities totaling approximately $115 million. The impact of adopting ASU 2016-02 was not material to the Company’s results of operations or cash flows for the three months ended March 31, 2019. See Note 5 for further details.

Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. Modified retrospective application is required, with certain exceptions. The Company expects to adopt the standard on January 1, 2020 and continues to evaluate the impact of the standard on its consolidated financial statements.
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

The Company accounts for all acquisitions using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of the acquired company are included in the Company’s consolidated financial statements beginning on the acquisition date.

2019 Acquisitions
On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot and Company (“Barefoot”), a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area. On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area. The Barefoot and Locust Lumber acquisitions (the “2019 Acquisitions”) enhance the Company’s value-added offerings and footprint in the Charlotte, North Carolina metropolitan area. The preliminary purchase price, in aggregate, for the 2019 Acquisitions was $54.5 million, which includes an initial holdback of $2.5 million due to the sellers of Barefoot one year from the closing date. The holdback amount may be reduced under certain circumstances. The Company funded the 2019 Acquisitions through available cash.

The preliminary purchase price allocation for the 2019 Acquisitions, in aggregate, resulted in the initial recognition of goodwill of $12.8 million, customer relationship intangible assets of $23.3 million, a non-compete agreement intangible asset of $0.2 million, accounts receivable of $12.1 million, inventory of $7.5 million and property and equipment of $2.3 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 9 years and 2 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill is expected to be deductible for tax purposes.

The purchase price allocation for the 2019 Acquisitions is preliminary and based upon all information available to the Company at the present time, and is subject to change. The Company is in the process of finalizing its valuation of the acquired intangible assets, property and equipment and inventory, and therefore, the initial purchase accounting is not complete. As the Company receives additional information during the measurement period, the fair values assigned to the assets and liabilities may be adjusted.

For the year ended December 31, 2018, Barefoot and Locust Lumber generated net sales, in aggregate, of approximately $105 million. The Company incurred transaction costs of $0.3 million for the three months ended March 31, 2019 related to the 2019 Acquisitions.

Net sales and estimated pre-tax earnings for the 2019 Acquisitions included in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2019 were $18.2 million and $1.9 million, respectively. The impact of the 2019 Acquisitions was not considered significant for the reporting of pro forma financial information.

2018 Acquisition
On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million. This acquisition enhances the Company’s value-added offerings and footprint in the Mid-Atlantic region. The purchase price included a holdback which, after certain post-closing adjustments, required the Company to pay $1.4 million to the sellers during the three months ended March 31, 2019. The Company funded the transaction through available cash and borrowings on the Company’s revolving line of credit.

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
4.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Trade receivables	$327,559	$305,363
Allowance for doubtful accounts	(5,476)	(4,904)
Other allowances	(1,995)	(2,019)
	$320,088	$298,440
5.    Leases

Adoption of Topic 842
On January 1, 2019, the Company adopted Topic 842 by applying the guidance at adoption date. As a result, the comparative information as of December 31, 2018 and for the three months ended March 31, 2018 has not been adjusted and continues to be reported under ASC 840, Leases (“ASC 840”). The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s results of operations or cash flows for the three months ended March 31, 2019.

Beginning January 1, 2019, the Company has recognized ROU assets and lease liabilities for the Company’s operating leases on its unaudited condensed consolidated balance sheets. ROU assets for the Company’s operating leases are presented within operating lease right-of-use assets on the Company’s condensed consolidated balance sheets, while the lease liabilities for the Company’s operating leases are presented within operating lease liabilities, with a current and long-term portion. Upon adoption of Topic 842, the balances at adoption date of prepaid and accrued rent, lease incentives and unamortized assets and liabilities related to favorable and unfavorable leases were reclassified and are now presented within operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Refer to further discussion of the Company’s ROU assets and lease liabilities below. The Company’s accounting for its historical capital leases, which are now presented as finance leases under Topic 842, remained substantially unchanged.

Lease Arrangements
The Company has operating and finance leases primarily for its facilities, office space, land, fleet vehicles and equipment. Many of the Company’s leases are non-cancellable and typically have an initial lease term of five to ten years and most provide options at the Company’s election to renew for specified periods of time. The Company’s leases generally provide for fixed annual rentals. Certain of the Company’s leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Most of the Company’s leases require it to pay taxes, insurance and maintenance expenses associated with the properties. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement contains a lease at inception. The Company has lease agreements with lease and non-lease components, which for all such leases are generally accounted for separately. The Company has elected the short-term lease exception under Topic 842 for all leases and as such, leases with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases generally do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and any initial direct costs incurred. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Leases
The components of lease cost for the three months ended March 31, 2019 were as follows:

(in thousands)	Classification	Three Months Ended March 31, 2019
Operating lease cost (a)	Selling, general and administrative expenses	$9,567

Finance lease cost
Amortization of ROU assets	Depreciation expense	$1,644
Interest on lease liabilities	Interest expense	180
Total finance lease cost		$1,824
(a) Includes short-term leases and variable lease costs, which are not material.

The Company subleases certain facilities to third parties. Income from sublease rentals for the three months ended March 31, 2019 was not material.

The following table reflects the Company’s right-of-use assets and lease liabilities as of March 31, 2019:

(in thousands)	Classification	March 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$109,448
Finance lease right-of-use assets (a)	Property and equipment, net of accumulated depreciation	15,540
Total leased right-of-use assets		$124,988
Liabilities
Current portion
Operating lease liabilities	Current portion of operating lease liabilities	$23,820
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	6,497
Noncurrent portion
Operating lease liabilities	Long-term portion of operating lease liabilities	91,380
Finance lease liabilities	Long-term portion of finance lease obligations	7,301
Total lease liabilities		$128,998
(a) Finance lease right-of-use assets are presented net of accumulated amortization of $43.3 million as of March 31, 2019.

The following table presents the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	3.3
Weighted average discount rate
Operating leases	6.8%
Finance leases	4.8%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2019 (a)	$23,676	$5,335	$29,011
2020	25,747	5,578	31,325
2021	23,097	2,356	25,453
2022	19,405	873	20,278
2023	16,054	660	16,714
Thereafter	34,909	—	34,909
Total lease payments	142,888	14,802	157,690
Less: Interest	(27,688)	(1,004)	(28,692)
Present value of lease liabilities	$115,200	$13,798	$128,998
(a) Excludes the three months ended March 31, 2019.

As of March 31, 2019, the Company had an additional operating lease for a facility that has not yet commenced, as the facility had not yet been made available to the Company. This lease is expected to commence in 2019.

Cash paid for amounts included in the measurement of lease liabilities and right-of-use assets obtained in exchange for lease obligations during the three months ended March 31, 2019 were as follows:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,927
Operating cash flows from finance leases	166
Financing cash flows from finance leases	1,708
Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,467
Finance leases	$—
Disclosures related to periods prior to adoption of Topic 842
As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840.
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
6.    Debt
Long-term debt as of March 31, 2019 and December 31, 2018 consists of the following:

(in thousands)	March 31, 2019	December 31, 2018
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	—
	350,000	350,000
Unamortized debt issuance costs related to senior secured notes	(4,595)	(4,803)
	345,405	345,197
Less: Current portion of long-term debt	—	—
	$345,405	$345,197

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

As of March 31, 2019, the estimated market value of the Senior Notes was approximately $6.1 million lower than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving line of credit (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement”), has an aggregate commitment of $375.0 million. The Company had no outstanding borrowings under the Revolver and net availability of $317.7 million as of March 31, 2019. The Company had $56.1 million in letters of credit outstanding under the Credit Agreement as of March 31, 2019.

7.    Revenue

Disaggregation of revenue
The following table shows net sales classified by major product category for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Structural components	$141,276	$135,829
Lumber & lumber sheet goods	241,959	288,086
Millwork, doors & windows	239,922	229,518
Other building products & services	202,248	180,769
Total net sales	$825,405	$834,202

The following table reflects the Company’s estimate of net sales by each customer type for the three months ended March 31, 2019 and 2018. Certain previously reported amounts for the three months ended March 31, 2018 were revised in the table below. The revisions were not material to the previously issued financial statements.

	Three Months Ended March 31,
(in thousands)	2019	2018
Single-family homebuilders	$628,718	$638,858
Remodeling contractors	88,208	96,146
Multi-family, commercial & other contractors	108,479	99,198
Total net sales	$825,405	$834,202

Contract balances
The following table reflects the Company’s contract balances as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$329,788	$306,370	$23,418
Contract assets	33,778	32,348	1,430
Contract liabilities	$32,961	$34,888	$(1,927)

During the three months ended March 31, 2019, the Company’s contract assets increased by $1.4 million and the Company’s contract liabilities decreased by $1.9 million. The change in contract assets and liabilities was primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three months ended March 31, 2019, the Company recognized revenue of $27.7 million that was included in contract liabilities as of December 31, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three months ended March 31, 2019.
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
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2019 and December 31, 2018. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019, the Company’s effective tax rate was 22.8%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. For the three months ended March 31, 2018, the Company’s effective tax rate was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense offset by excess tax windfall benefits from stock compensation.

9.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2018, the Company had accrued $3.0 million in relation to pending litigation that was recorded during the year ended December 31, 2017. During the three months ended March 31, 2019, the Company paid $2.8 million to settle the matter.

10.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Restricted stock units (a)	$2,915	$1,658
Restricted stock	—	91
Stock options	—	26
Stock based compensation	$2,915	$1,775
(a) Includes service-based and performance-based restricted stock units.

During the three months ended March 31, 2019, the Company granted 0.4 million service-based restricted stock unit awards. In addition, during the three months ended March 31, 2019, the Company granted performance-based restricted stock units that allow for a maximum of 0.4 million performance-based restricted stock units to be earned.
During the three months ended March 31, 2018, the Company granted 0.6 million service-based restricted stock unit awards. In addition, during the three months ended March 31, 2018, the Company granted performance-based restricted stock units that allow for a maximum of 0.2 million performance-based restricted stock units to be earned.
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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three months ended March 31, 2019 and 2018. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended March 31, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$825,405	$216,122	$16,147	$73,768
Other reconciling items	—	—	645	(19,368)
	$825,405	$216,122	$16,792

	Three Months Ended March 31, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$834,202	$199,084	$15,211	$63,674
Other reconciling items	—	—	470	(16,494)
	$834,202	$199,084	$15,681

Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2019	2018
Income before income taxes	$26,350	$19,998
Interest expense	6,038	5,982
Interest income	(941)	—
Depreciation and amortization	16,792	15,681
Merger and integration costs	2,790	1,687
Non-cash stock compensation expense	2,915	1,775
Acquisition costs	580	234
Other items (a)	(124)	1,823
Adjusted EBITDA of other reconciling items	19,368	16,494
Adjusted EBITDA of geographic divisions reportable segment	$73,768	$63,674
(a) For the three months ended March 31, 2019, represents the effect of the settlement of pending litigation for an amount below what was previously accrued. See Note 9 for further details. For the three months ended March 31, 2018, represents costs incurred in connection with the departure of the Company’s former chief executive officer and the search for his permanent replacement.
12.    Earnings Per Share
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
The basic and diluted EPS calculations for the three months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Income attributable to common stockholders	$20,350	$15,359

Weighted average common shares outstanding, basic	66,782	67,138
Effect of dilutive securities:
Restricted stock units	415	299
Stock options	85	172
Restricted stock	—	55
Weighted average common shares outstanding, diluted	67,282	67,664

Basic income per common share	$0.30	$0.23
Diluted income per common share	$0.30	$0.23
The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of March 31, 2019, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

	Three Months Ended March 31,
(in thousands)	2019	2018
Stock options	212	—
Restricted stock units	383	21

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2018 Annual Report on Form 10-K. All references to “BMC,” “we,” “us,” “our” or the “Company” mean BMC Stock Holdings, Inc. and its subsidiaries.
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

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2018 Annual Report on Form 10-K. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.
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

Our net sales for the three months ended March 31, 2019 decreased 1.1% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 26.2% for the three months ended March 31, 2019 compared to 23.9% for the prior year period. We recorded income from operations of $29.5 million during the three months ended March 31, 2019 compared to $24.0 million during the three months ended March 31, 2018. See further discussion in “-Operating Results” below.
Factors Affecting Our Operating Results
Our operating results and financial performance are influenced by a variety of factors, including, among others, acquisitions, conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are discussed in our 2018 Annual Report on Form 10-K, as supplemented by the additional discussion below.
Acquisitions
On January 14, 2019, the Company completed the acquisition of Barefoot, a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area. On February 8, 2019, the Company completed the acquisition of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area. The preliminary purchase price, in aggregate, for these acquisitions was $54.5 million.

On March 1, 2018, the Company completed the acquisition of Shone Lumber, a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million.
The Barefoot, Locust Lumber and Shone Lumber acquisitions increased sales approximately $26.6 million for the three months ended March 31, 2019, compared to the prior year period.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisitions of Barefoot, Locust Lumber and Shone Lumber.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 3.8% for the three months ended March 31, 2019 as compared to the same period in the prior year.

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

	Three Months Ended March 31,
	2019 versus 2018	2019 average price
Framing lumber prices	(26.2)%	$357
Structural panel prices	(25.8)%	$373
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

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019		2018
Net sales	$825,405	100.0%	$834,202	100.0%
Cost of sales	609,283	73.8%	635,118	76.1%
Gross profit	216,122	26.2%	199,084	23.9%
Operating expenses:
Selling, general and administrative expenses	169,934	20.6%	160,204	19.2%
Depreciation expense	9,573	1.2%	9,506	1.1%
Amortization expense	4,347	0.5%	3,657	0.4%
Merger and integration costs	2,790	0.3%	1,687	0.2%
Income from operations	29,478	3.6%	24,030	2.9%
Other income (expense)
Interest expense	(6,038)	(0.7)%	(5,982)	(0.7)%
Other income, net	2,910	0.4%	1,950	0.2%
Income before income taxes	26,350	3.2%	19,998	2.4%
Income tax expense	6,000	0.7%	4,639	0.6%
Net income	$20,350	2.5%	$15,359	1.8%
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Net sales
For the three months ended March 31, 2019, net sales decreased $8.8 million, or 1.1%, to $825.4 million from $834.2 million during the three months ended March 31, 2018. We estimate that net sales decreased 4.7% from lumber and lumber sheet goods commodity price deflation, 1.6% from one less selling day versus the prior year period and 1.2% from the disposition of the Company’s Coleman Floor business (“Coleman Floor”), partially offset by an increase of 3.2% from the acquisitions of Barefoot, Locust Lumber and Shone Lumber and 3.2% from other organic growth.
We estimate approximately 76% of our net sales for the three months ended March 31, 2019 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 3.8% for the three months ended March 31, 2019 as compared to the same period in the prior year, while single-family houses completed increased approximately 5.6% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors declined 2.5% and net sales to multi-family, commercial and other contractors increased 9.4%.
The following table shows net sales classified by major product category:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$141,276	17.1%	$135,829	16.3%	4.0%
Lumber & lumber sheet goods	241,959	29.3%	288,086	34.5%	(16.0)%
Millwork, doors & windows	239,922	29.1%	229,518	27.5%	4.5%
Other building products & services	202,248	24.5%	180,769	21.7%	11.9%
Total net sales	$825,405	100.0%	$834,202	100.0%	(1.1)%
The decrease in net sales in our lumber and lumber sheet goods product category was primarily related to price deflation that began in the second half of 2018. The increase in our other building products and services product category was primarily related to the Barefoot and Locust Lumber acquisitions and an increase in net sales in our multi-family customer segment.

Cost of sales
For the three months ended March 31, 2019, cost of sales decreased $25.8 million, or 4.1%, to $609.3 million from $635.1 million during the three months ended March 31, 2018. We estimate our cost of sales decreased approximately 6.3% as a result of commodity cost deflation, 1.5% from one less selling day versus the prior year period and 1.2% from the disposition of Coleman Floor, partially offset by an increase of 3.1% from the acquisitions of Barefoot, Locust Lumber and Shone Lumber and 1.8% from other organic growth.
Gross profit
For the three months ended March 31, 2019, gross profit increased $17.0 million, or 8.6%, to $216.1 million from $199.1 million for the three months ended March 31, 2018, driven primarily by the acquisitions of Barefoot, Locust Lumber and Shone Lumber and other organic growth, partially offset by commodity price decreases. Our gross margin was 26.2% for the three months ended March 31, 2019 and 23.9% for the three months ended March 31, 2018. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories of 310 basis points and 570 basis points, respectively. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher due to a significant decrease in commodity costs during the three months ended March 31, 2019 as compared to the prior year period, which decreased at a faster rate than our average selling prices.
Operating expenses
For the three months ended March 31, 2019:

•
selling, general and administrative expenses were $169.9 million, up $9.7 million, or 6.1%, from $160.2 million for the three months ended March 31, 2018. Approximately $5.4 million of this increase related to selling, general and administrative expenses of Barefoot, Locust Lumber and Shone Lumber and $4.7 million of this increase related to variable compensation such as salesperson commissions, stock-based compensation and profit-based incentives and related payroll taxes and benefits. These increases were partially offset by a net decrease of $0.4 million in other selling, general and administrative expenses.

•	depreciation expense was $9.6 million compared to $9.5 million for the three months ended March 31, 2018.

•
amortization expense was $4.3 million compared to $3.7 million for the three months ended March 31, 2018. This increase resulted from the amortization of intangible assets acquired in the Barefoot, Locust Lumber and Shone Lumber acquisitions.

•
the Company incurred $2.8 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs and non-cash charges related to the write-down of certain long-lived assets, compared to $1.7 million for the three months ended March 31, 2018.

Interest expense
For the three months ended March 31, 2019 and 2018, interest expense was $6.0 million. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million for the three months ended March 31, 2019 and 2018.
Other income, net
For the three months ended March 31, 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $2.9 million, compared to $2.0 million for the three months ended March 31, 2018. This increase was primarily due to an increase in interest income.
Income tax
For the three months ended March 31, 2019, income tax expense was $6.0 million compared to $4.6 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was 22.8%, which varied from the federal statutory rate of 21% primarily due to state income tax expense. The effective tax rate for the three months ended March 31, 2018 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income tax expense offset by excess tax windfall benefits from stock compensation.

Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2019 and 2018, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at March 31, 2019 was $459.3 million, which included $141.6 million in cash and cash equivalents and $317.7 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital and any share repurchase activity for at least the next 12 months.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2019 or may be suspended or discontinued at any time. During the three months ended March 31, 2019, utilizing cash from operations, the Company repurchased 0.9 million shares at a weighted average price of $17.07 per share for a total cost of $15.7 million.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $502.8 million and $550.9 million as of March 31, 2019 and December 31, 2018, respectively, as summarized in the following table:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$141,582	$150,723
Accounts receivable, net of allowances	320,088	298,440
Inventories, net	315,323	309,279
Other current assets	92,455	88,597
Accounts payable, accrued expenses and other current liabilities	(336,287)	(289,518)
Current portion of long-term debt and finance lease obligations	(6,497)	(6,661)
Current portion of operating lease liabilities (a)	(23,820)	—
Total net current assets	$502,844	$550,860
(a) Effective January 1, 2019, as part of the Company’s adoption of Topic 842, the Company has recognized ROU assets and lease liabilities for the Company’s operating leases on its unaudited condensed consolidated balance sheets. See Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s adoption of Topic 842.

Accounts receivable, net, increased $21.6 million from December 31, 2018 to March 31, 2019 primarily due to seasonal increases in sales, the acquisitions of Barefoot and Locust Lumber and an increase in days sales outstanding (measured against net sales in the current fiscal quarter of each period), which were 31 days at December 31, 2018 and 35 days at March 31, 2019.

Inventories, net, increased $6.0 million from December 31, 2018 to March 31, 2019. The Company acquired $7.5 million of inventory in the Barefoot and Locust Lumber acquisitions. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) increased from 44 days at December 31, 2018 to 47 days at March 31, 2019.

Accounts payable, accrued expenses and other current liabilities increased $46.8 million from December 31, 2018 to March 31, 2019 primarily due to the timing of vendor payments and an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $77.8 million and $23.2 million for the three months ended March 31, 2019 and 2018, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$20,350	$15,359
Non-cash expenses	20,993	18,534
Change in deferred income taxes	6,771	3,810
Change in working capital and other assets and liabilities	29,645	(14,491)
Net cash provided by operating activities	$77,759	$23,212
Net cash provided by operating activities increased by $54.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily related to improved profitability and changes in working capital and others assets and liabilities. Changes in working capital and other assets and liabilities, which relate primarily to the timing of cash received from customers and cash paid to vendors, increased primarily due to the timing of vendor payments.
Cash flows from investing activities
Net cash used in investing activities was $65.1 million and $29.1 million for the three months ended March 31, 2019 and 2018, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2019	2018
Purchases of businesses, net of cash acquired	$(52,012)	$(20,970)
Purchases of property, equipment and real estate	(15,429)	(10,244)
Proceeds from sale of property, equipment and real estate	2,343	127
Insurance proceeds	—	1,991
Net cash used in investing activities	$(65,098)	$(29,096)
Purchases of businesses, net of cash acquired, for the three months ended March 31, 2019 related to the cash paid at closing for the acquisitions of Barefoot and Locust Lumber and for the three months ended March 31, 2018, related to the cash paid at closing for the acquisition of Shone Lumber.
Cash used for the purchase of property, equipment and real estate for the three months ended March 31, 2019 and 2018 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Proceeds from the sale of property, equipment and real estate during the three months ended March 31, 2019 related primarily to the sale of real estate of $2.1 million.

During the three months ended March 31, 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015, of which $2.0 million related to property, plant and equipment damaged in the fire.

Cash flows from financing activities
Net cash (used in) provided by financing activities was $(21.8) million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2019	2018
Repurchases of common stock under share repurchase program	$(15,219)	$—
Payments on finance lease obligations and other notes	(1,708)	(2,084)
Net proceeds from Revolver	—	7,729
Other financing activities, net	(4,875)	(2,509)
Net cash (used in) provided by financing activities	$(21,802)	$3,136
The Company repurchased 0.9 million shares under the $75.0 million share repurchase program authorized by the Company’s board of directors at a weighted average price of $17.07 per share during the three months ended March 31, 2019.
Payments on finance lease obligations and other notes declined by $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to expiring leases.
The Company had net borrowings of $7.7 million on the Revolver during the three months ended March 31, 2018. A portion of the net borrowings was used to fund the acquisition of Shone Lumber during March 2018.
Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock and restricted stock unit awards. For the three months ended March 31, 2019, other financing activities, net also included the release of the holdback for the Shone Lumber acquisition and the payment of the earnout provision for the Code Plus Components, LLC (“Code Plus”) acquisition. For the three months ended March 31, 2018, other financing activities, net also included the release of the holdback for the Code Plus acquisition.
Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2019 capital expenditures, net of proceeds from the sale of property, equipment and real estate, to be approximately $80.0 million to $90.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations. For the three months ended March 31, 2019, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $13.1 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of March 31, 2019.

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
The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales and affiliate transactions. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $33.3 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $33.3 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2019. We were in compliance with all covenants under the Credit Agreement as of March 31, 2019.
We had no outstanding borrowings with net availability of $317.7 million as of March 31, 2019. We had $56.1 million in letters of credit outstanding under the Credit Agreement as of March 31, 2019.
Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $31.4 million at March 31, 2019 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements.
Off-Balance Sheet Arrangements
At March 31, 2019 and December 31, 2018, other than letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
Recently Issued Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
Critical Accounting Policies
Except for our accounting policies impacted by our adoption of Topic 842, there have been no material changes to the critical accounting policies as disclosed in the Company’s 2018 Annual Report on Form 10-K. See Note 5 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the changes to the critical accounting policies resulting from our adoption of Topic 842.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risks as disclosed in the Company’s 2018 Annual Report on Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A    RISK FACTORS
There have been no material changes to our risk factors from the risk factors disclosed in our 2018 Annual Report on Form 10-K. The risks described in our 2018 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

The following table presents our purchases of common stock during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 2019	398,978	$16.48	398,978	$65,532,942
February 2019	284,189	17.30	284,189	60,617,455
March 2019	237,219	17.78	237,219	$56,399,530
Total	920,386	$17.07	920,386
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1#	Separation Agreement and General Release, dated as of March 11, 2019, by and between Michael McGaugh and BMC Stock Holdings, Inc.
31.1	Certification by David E. Flitman, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BMC STOCK HOLDINGS, INC.
Date: May 1, 2019	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)