Form 10-K/A
period 2018-12-31
BMC STOCK HOLDINGS, INC.
filed 2019-08-09
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K/A
Amendment No. 1
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
8020 Arco Corporate Drive, Suite 400
Raleigh, North Carolina 27617
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (919) 431-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	BMCH	The Nasdaq Stock Market LLC
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
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at August 8, 2019 was 66,649,109 shares.
Documents Incorporated by Reference
None.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

Explanatory Note

On February 28, 2019, BMC Stock Holdings, Inc. (“we”, “us” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original 10-K”). On August 8, 2019, subsequent to the issuance of the Original 10-K, management, in consultation with the Audit Committee of our Board of Directors, concluded that there was a material weakness in internal control that existed as of December 31, 2018 and continued through the end of the second quarter of 2019, which resulted in the prior period misstatement explained below. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, management identified that a former credit manager within one of our local operations violated our credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. These inappropriate activities resulted in an understatement of the Company’s provision for doubtful accounts in previously issued annual and interim financial statements (the “Prior Period Misstatement”). The Company has corrected for such Prior Period Misstatement by recording during the three and six months ended June 30, 2019 an out of period bad debt expense of $4.3 million in selling, general and administrative expenses and a corresponding decrease to accounts receivable, net of allowances. The Company has concluded that the financial impact of the Prior Period Misstatement is not material to any of its previously issued financial statements and that the correction of such Prior Period Misstatement is not material to either the three or six months ended June 30, 2019, or to the expected financial results for the year ended December 31, 2019.

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) solely for the purpose of amending and restating the Original 10-K with respect to: (i) the risk factor related to the maintenance of effective internal control and the remediation of material weaknesses included in Item 1A, (ii) the audited consolidated financial statements included in Item 8 to include the restated report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, to reflect that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) and (iii) the disclosure included in Item 9A. “Controls and Procedures”, in each case to reflect the material weakness. As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent from PricewaterhouseCoopers LLP. Accordingly, this Amendment amends Item 15. “Exhibits, Financial Statement Schedules” in the Original 10-K to reflect the filing of the new certifications and consent. Other than the foregoing, there are no changes being made to the Original 10-K. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update disclosures therein in any way. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and any such forward looking statements should be read in their historical context.

Cautionary Statement with Respect to Forward-Looking Statements

Some of the statements contained in this Amendment constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

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

Certain of these and other factors are discussed in more detail in Item 1A. “Risk Factors” of this Amendment. The forward-looking statements included herein, except with respect to the changes discussed in “Explanatory Note”, are made only as of the date of the Original 10-K, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.

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

Failure to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act, or to remediate any existing material weakness, could have a material adverse effect on us and our stock price.
As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Therefore, our internal control over financial reporting will not prevent or detect all errors and all fraud.
The efforts required to ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis, and to remediate any existing material weakness, are costly and time-consuming, and may need to be reevaluated frequently. Implementing appropriate changes to our internal controls may take a significant amount of time to complete, including that of directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems.
Additionally, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, in connection with the preparation of our condensed consolidated financial statements for the quarter ended June 30, 2019, we identified the material weakness in our internal control over financial reporting discussed in greater detail in Item 9A of this Amendment. Remediation efforts can be time-consuming and expensive and can place a significant burden on management, thereby increasing pressure on our financial resources and processes. We may not be successful in making the improvements necessary to remediate the existing or any future material weakness, or in doing so in a timely and cost-effective manner.
Any failure to maintain internal control over financial reporting, or any failure to fully remediate the existing or any future material weaknesses that may be found to exist, could inhibit our ability to accurately and on a timely basis report our cash flows, results of operations or financial condition in compliance with applicable securities laws. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and negatively impact the price and trading market for our common stock.
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

PART II
Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
BMC Stock Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BMC Stock Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to the approval and issuance of debit memos and the application of customer payments to accounts receivable balances, and inadequate segregation of duties over the ability to create debit memos and apply customer payments by certain employees responsible for establishing and monitoring the valuation of accounts receivable balances existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's annual report on internal control over financial reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently concluded that a material weakness in internal control over financial reporting related to the approval and issuance of debit memos and the application of customer payments to accounts receivable balances, and inadequate segregation of duties over the ability to create debit memos and apply customer payments by certain employees responsible for establishing and monitoring the valuation of accounts receivable balances existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2019, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s annual report on internal control over financial reporting, as to which the date is August 9, 2019

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

Item 9A.    Controls and Procedures
Disclosure controls and procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. At the time of the filing of the Original 10-K on February 28, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018. Subsequent to that conclusion, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in the Original 10-K (and as presented in this Amendment) were not materially misstated and present fairly, in all material respects, our consolidated financial position as of December 31, 2018 and 2017 and results of operations and cash flows for each of the years in the three-year period ended December 31, 2018.

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

Management’s annual report on internal control over financial reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management identified that a former credit manager within one of the Company’s local operations violated the Company's credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. These inappropriate activities resulted in an immaterial understatement of the Company's provision for doubtful accounts in previously issued annual and interim financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a design deficiency with respect to effective controls over the approval and issuance of debit memos and the application of customer payments to accounts receivable balances, and inadequate segregation of duties over the ability to create debit memos and apply customer payments by certain employees responsible for establishing and monitoring the valuation of accounts receivable balances. Management concluded these deficiencies constitute a material weakness in our internal control over financial reporting.

The material weakness resulted in immaterial misstatements to our previously issued interim and annual consolidated financial statements impacting selling, general and administrative expenses and accounts receivable, net of allowances. Additionally, this material weakness could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In Management's annual report on internal control over financial reporting included in our Original 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2018. We have subsequently concluded that the material weakness described above existed as of December 31, 2018. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria in Internal Control - Integrated Framework (2013 framework) issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and stated in their report which appears in Part II, Item 8 of this Amendment.

Remediation plan
We are finalizing a plan to remediate this material weakness with the oversight of the Audit Committee of the Board of Directors and are currently implementing actions to address the underlying causes of the material weakness. The following describes the steps that we have taken and plan to take to remediate the material weakness:

•
We have restricted debit memo functionality within our primary ERP system by role and dollar limit authority, and we plan to implement additional monitoring and analytical controls performed by individuals who do not have conflicting access.

•	We plan to remove cash application access from our credit directors, and in markets where it is feasible, we also plan to remove cash application access from our credit managers.

•
In markets where it is not feasible to remove cash application access from our credit managers due to resource limitations, we plan to implement additional monitoring and analytical controls performed by individuals who do not have conflicting access.

We believe the measures described above and others that may be identified and implemented in future periods will strengthen our internal control over financial reporting and remediate the identified material weakness. However, additional steps may be required and we may decide to take additional action to address control deficiencies or determine to modify certain of the remediation measures identified above.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.
The list of consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Amendment and are hereby incorporated by reference.

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
4.1
Form of stock certificate (incorporated by reference to Exhibit 4.1 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

4.2
Indenture, dated as of September 15, 2016, among BMC East, LLC, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2016 in Commission File No. 001-36050)

10.1#
Employment Agreement, dated as of August 23, 2018, by and between David E. Flitman and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018 in Commission File No. 001-36050)

10.2#
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.3#
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.4#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.5#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.6#
Amendment to Employment Agreement, dated as of August 27, 2018, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018 in Commission File No. 001-36050)

10.7#
Employment Agreement, dated as of January 7, 2019, by and between Timothy Johnson and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2019 in Commission File No. 001-36050)

10.8#
Employment Agreement, dated as of May 15, 2018, by and between Mike Farmer and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2019 in Commission File No. 001-36050)

10.9#
Separation Agreement and General Release, dated as of December 1, 2015, by and between Jeffrey Rea and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018 in Commission File No. 001-36050)

Exhibit No.	Description
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

Exhibit No.	Description
21.1
List of subsidiaries of BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2019 in Commission File No. 001-36050)

23.1	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney (included on the signature page of the Original 10-K)
31.1	Certification by David E. Flitman, President and Chief Executive Officer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification by James F. Major, Jr., Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rule 13a-14/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Amendment is formatted in Inline XBRL.
_________________
#    Denotes management compensatory plan or arrangement.

+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date:	August 9, 2019	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)