Form 10-Q
period 2019-06-30
BMC STOCK HOLDINGS, INC.
filed 2019-08-09
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	BMCH	The Nasdaq Stock Market LLC

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

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$160,546	$150,723
Accounts receivable, net of allowances	341,405	298,440
Inventories, net	325,516	309,279
Contract assets	32,064	32,348
Prepaid expenses and other current assets	65,547	56,249
Total current assets	925,078	847,039
Property and equipment, net of accumulated depreciation	318,040	294,327
Operating lease right-of-use assets	110,398	—
Customer relationship intangible assets, net of accumulated amortization	173,222	158,563
Other intangible assets, net of accumulated amortization	451	325
Goodwill	274,842	262,997
Other long-term assets	9,256	12,860
Total assets	$1,811,287	$1,576,111
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$212,766	$123,495
Accrued expenses and other liabilities	87,279	110,276
Contract liabilities	34,049	34,888
Income taxes payable	9,134	902
Interest payable	4,759	4,759
Current portion:
Long-term debt and finance lease obligations	6,346	6,661
Operating lease liabilities	23,133	—
Insurance reserves	15,606	15,198
Total current liabilities	393,072	296,179
Insurance reserves	42,841	41,270
Long-term debt	345,614	345,197
Long-term portion of finance lease obligations	6,410	8,845
Long-term portion of operating lease liabilities	93,464	—
Deferred income taxes	9,922	3,034
Other long-term liabilities	345	6,927
Total liabilities	891,668	701,452
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 68.2 million and 67.7 million shares issued, and 66.7 million and 67.2 million outstanding at June 30, 2019 and December 31, 2018, respectively	682	677
Additional paid-in capital	678,914	672,095
Retained earnings	266,394	210,345
Treasury stock, at cost, 1.5 million and 0.5 million shares at June 30, 2019 and December 31, 2018, respectively	(26,371)	(8,458)
Total stockholders’ equity	919,619	874,659
Total liabilities and stockholders’ equity	$1,811,287	$1,576,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net sales
Building products	$712,386	$782,122	$1,333,301	$1,428,076
Construction services	233,989	216,339	438,479	404,587
	946,375	998,461	1,771,780	1,832,663
Cost of sales
Building products	510,710	582,008	955,647	1,062,309
Construction services	189,888	176,854	354,234	331,671
	700,598	758,862	1,309,881	1,393,980
Gross profit	245,777	239,599	461,899	438,683

Selling, general and administrative expenses	181,431	169,828	351,365	330,032
Depreciation expense	10,043	9,758	19,616	19,264
Amortization expense	4,338	3,816	8,685	7,473
Merger and integration costs	1,382	481	4,172	2,168
Impairment of assets	529	—	529	—
	197,723	183,883	384,367	358,937
Income from operations	48,054	55,716	77,532	79,746
Other income (expense)
Interest expense	(5,574)	(6,008)	(11,612)	(11,990)
Other income, net	3,709	2,927	6,619	4,877
Income before income taxes	46,189	52,635	72,539	72,633
Income tax expense	10,490	12,230	16,490	16,869
Net income	$35,699	$40,405	$56,049	$55,764

Weighted average common shares outstanding
Basic	66,578	67,269	66,679	67,204
Diluted	67,077	67,667	67,179	67,666

Net income per common share
Basic	$0.54	$0.60	$0.84	$0.83
Diluted	$0.53	$0.60	$0.83	$0.82
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2017	67,286	$673	207	$(3,821)	$659,440	$90,607	$746,899
Exercise of stock options	55	1	—	—	587	—	588
Shares vested for long-term incentive plan	155	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	53	(1,046)	—	—	(1,046)
Share withholdings made in satisfaction of exercise price	—	—	1	(17)	17	—	—
Stock compensation expense	—	—	—	—	1,775	—	1,775
Net income	—	—	—	—	—	15,359	15,359
Stockholders’ equity as of March 31, 2018	67,496	675	261	(4,884)	661,818	105,966	763,575
Exercise of stock options	2	—	—	—	44	—	44
Shares vested for long-term incentive plan	65	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	5	(103)	—	—	(103)
Stock compensation expense	—	—	—	—	3,141	—	3,141
Net income	—	—	—	—	—	40,405	40,405
Stockholders’ equity as of June 30, 2018	67,563	$676	266	$(4,987)	$665,002	$146,371	$807,062

Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
Exercise of stock options	8	—	—	—	132	—	132
Shares vested for long-term incentive plan	290	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	920	(15,709)	—	—	(15,709)
Repurchases of common stock related to equity award activity	—	—	74	(1,330)	—	—	(1,330)
Stock compensation expense	—	—	—	—	2,915	—	2,915
Net income	—	—	—	—	—	20,350	20,350
Stockholders’ equity as of March 31, 2019	68,006	680	1,472	(25,497)	675,139	230,695	881,017
Exercise of stock options	76	1	—	—	528	—	529
Shares vested for long-term incentive plan	73	1	—	—	(1)	—	—
Repurchases of common stock under share repurchase program	—	—	41	(737)	—	—	(737)
Repurchases of common stock related to equity award activity	—	—	6	(137)	—	—	(137)
Stock compensation expense	—	—	—	—	3,248	—	3,248
Net income	—	—	—	—	—	35,699	35,699
Stockholders’ equity as of June 30, 2019	68,155	$682	1,519	$(26,371)	$678,914	$266,394	$919,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$56,049	$55,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,739	24,461
Amortization of intangible assets	8,685	7,473
Amortization of debt issuance costs	807	842
Deferred income taxes	6,888	1,577
Non-cash stock compensation expense	6,163	4,916
Gain on sale of property, equipment and real estate	(1,949)	(1,571)
Other non-cash adjustments	2,200	665
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(30,725)	(64,648)
Inventories, net	(8,557)	(49,789)
Accounts payable	85,178	60,153
Other assets and liabilities	(21,166)	11,106
Net cash provided by operating activities	129,312	50,949
Cash flows from investing activities
Purchases of businesses, net of cash acquired	(52,012)	(20,970)
Purchases of property, equipment and real estate	(45,905)	(26,287)
Proceeds from sale of property, equipment and real estate	4,153	6,731
Insurance proceeds	107	1,991
Net cash used in investing activities	(93,657)	(38,535)
Cash flows from financing activities
Proceeds from revolving line of credit	110,987	543,460
Repayments of proceeds from revolving line of credit	(110,987)	(547,922)
Repurchases of common stock under share repurchase program	(16,446)	—
Payments on finance lease obligations	(3,385)	(4,012)
Principal payments on other notes	—	(50)
Other financing activities, net	(6,001)	(1,293)
Net cash used in financing activities	(25,832)	(9,817)
Net increase in cash and cash equivalents	9,823	2,597
Cash and cash equivalents
Beginning of period	150,723	11,750
End of period	$160,546	$14,347

Supplemental disclosure of non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	$2,500	$1,403
Acquisition-related post-closing adjustment receivable	951	—
Assets acquired under finance lease obligations	635	821
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
Cash and cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of June 30, 2019 and December 31, 2018, the Company had cash equivalents of $149.6 million and $146.1 million, respectively. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and was classified as a Level 1 or Level 2 measurement in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).
Share repurchase program
Under the $75.0 million share repurchase program authorized by the Company’s board of directors in November 2018, utilizing cash from operations, the Company repurchased less than 0.1 million shares at a weighted average price of $18.16 per share for a total cost of $0.7 million during the three months ended June 30, 2019 and 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million during the six months ended June 30, 2019. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the condensed consolidated balance sheets. As of June 30, 2019, the Company had approximately $55.7 million of capacity remaining under the current share repurchase authorization.

Statement of cash flows
Proceeds from revolving line of credit and repayments of proceeds from revolving line of credit as presented on the condensed consolidated statements of cash flows includes all cash activities and transactions between the Company and its associated lenders in relation to the revolving line of credit, excluding interest and fees, and is specifically inclusive of operating cash receipts that are automatically applied to the revolving line of credit pursuant to a cash sweep agreement. See Note 6 for further details on the Company’s revolving line of credit.

Prior Period Misstatement
During the three and six months ended June 30, 2019, the Company identified that a former credit manager within one of its local operations violated the Company’s credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. These inappropriate activities resulted in an understatement of the Company’s provision for doubtful accounts in previously issued annual and interim financial statements (the “Prior Period Misstatement”). The Company has corrected for such Prior Period Misstatement by recording during the three months ended June

30, 2019 an out of period bad debt expense of approximately $4.3 million in selling, general and administrative expenses and a corresponding decrease to accounts receivable, net of allowances. The Company has concluded that the financial impact of the Prior Period Misstatement is not material to any of its previously issued financial statements and that the correction of such Prior Period Misstatement is not material to either the three or six months ended June 30, 2019, or to the expected financial results for the year ended December 31, 2019.

Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02” or “Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company adopted ASU 2016-02 on January 1, 2019 by recording ROU assets for its operating leases totaling approximately $110 million and corresponding lease liabilities totaling approximately $115 million. The impact of adopting ASU 2016-02 was not material to the Company’s results of operations or cash flows for the three and six months ended June 30, 2019. See Note 5 for further details.

Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. Modified retrospective application is required, with certain exceptions. The Company expects to adopt the standard on January 1, 2020. The Company continues to evaluate the impact of the standard on its consolidated financial statements. The Company is in the process of reviewing its current methodology for establishing an allowance for its trade receivables and contract assets for any changes under the standard. Additionally, the Company is in the process of finalizing its identification of other financial instruments within the scope of the standard.
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

2019 Acquisitions
On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot and Company (“Barefoot”), a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area. On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area. The Barefoot and Locust Lumber acquisitions (the

“2019 Acquisitions”) enhance the Company’s value-added offerings and footprint in the Charlotte, North Carolina metropolitan area. The preliminary purchase price, in aggregate, for the 2019 Acquisitions was $53.6 million, which included an initial holdback of $2.5 million due to the sellers of Barefoot one year from the closing date. The holdback amount may be reduced under certain circumstances, including upon settlement of certain customary post-closing adjustments. The Company funded the 2019 Acquisitions through available cash.

The preliminary purchase price allocation for the 2019 Acquisitions, in aggregate, resulted in the initial recognition of goodwill of $11.8 million, customer relationship intangible assets of $23.3 million, a non-compete agreement intangible asset of $0.2 million, accounts receivable of $12.1 million, inventory of $7.7 million and property and equipment of $2.3 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 9 years and 2 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill is expected to be deductible for tax purposes.

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

For the year ended December 31, 2018, Barefoot and Locust Lumber generated net sales, in aggregate, of approximately $105 million. The Company incurred transaction costs of $0 and $0.3 million for the three and six months ended June 30, 2019, respectively, related to the 2019 Acquisitions.

Net sales and estimated pre-tax earnings for the 2019 Acquisitions included in the unaudited condensed consolidated statements of operations during the three months ended June 30, 2019 were $27.7 million and $2.3 million, respectively. Net sales and estimated pre-tax earnings for the 2019 Acquisitions included in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2019 were $45.9 million and $4.2 million, respectively. The impact of the 2019 Acquisitions was not considered significant for the reporting of pro forma financial information.

2018 Acquisition
On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million. This acquisition enhances the Company’s value-added offerings and footprint in the Mid-Atlantic region. The purchase price included a holdback which, after certain post-closing adjustments, required the Company to pay $1.4 million to the sellers during the six months ended June 30, 2019. The Company funded the transaction through available cash and borrowings on the Company’s revolving line of credit.

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

4.    Accounts Receivable
Accounts receivable consist of the following at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Trade receivables	$353,716	$305,363
Allowance for doubtful accounts	(10,243)	(4,904)
Other allowances	(2,068)	(2,019)
	$341,405	$298,440

5.    Leases

Adoption of Topic 842
On January 1, 2019, the Company adopted Topic 842 by applying the guidance at adoption date. As a result, the comparative information as of December 31, 2018 and for the three and six months ended June 30, 2018 has not been adjusted and continues to be reported under ASC 840, Leases (“ASC 840”). The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s results of operations or cash flows for the three and six months ended June 30, 2019.

Beginning January 1, 2019, the Company recognized ROU assets and lease liabilities for the Company’s operating leases on its unaudited condensed consolidated balance sheets. ROU assets for the Company’s operating leases are presented within operating lease right-of-use assets on the Company’s condensed consolidated balance sheets, while the lease liabilities for the Company’s operating leases are presented within operating lease liabilities, with a current and long-term portion. Upon adoption of Topic 842, the balances at the adoption date of prepaid and accrued rent, lease incentives and unamortized assets and liabilities related to favorable and unfavorable leases were reclassified and are now presented within operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Refer to further discussion of the Company’s ROU assets and lease liabilities below. The Company’s accounting for its historical capital leases, which are now presented as finance leases under Topic 842, remained substantially unchanged.

Lease Arrangements
The Company has operating and finance leases primarily for its facilities, office space, land, fleet vehicles and equipment. Many of the Company’s leases are noncancellable and typically have an initial lease term of five to ten years, and most provide options at the Company’s election to renew for specified periods of time. The Company’s leases generally provide for fixed annual rentals. Certain of the Company’s leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Most of the Company’s leases require it to pay taxes, insurance and maintenance expenses associated with the properties. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and any initial direct costs incurred. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Leases
The components of lease cost for the three and six months ended June 30, 2019 were as follows:

(in thousands)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (a)	Selling, general and administrative expenses	$9,693	$19,260

Finance lease cost
Amortization of ROU assets	Depreciation expense	$1,651	$3,295
Interest on lease liabilities	Interest expense	156	336
Total finance lease cost		$1,807	$3,631
(a) Includes short-term leases and variable lease costs, which are not material.

The Company subleases certain facilities to third parties. Income from sublease rentals for the three and six months ended June 30, 2019 was not material.

The following table presents the Company’s right-of-use assets and lease liabilities as of June 30, 2019:

(in thousands)	Classification	June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$110,398
Finance lease right-of-use assets (a)	Property and equipment, net of accumulated depreciation	14,524
Total leased right-of-use assets		$124,922
Liabilities
Current portion
Operating lease liabilities	Current portion of operating lease liabilities	$23,133
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	6,346
Noncurrent portion
Operating lease liabilities	Long-term portion of operating lease liabilities	93,464
Finance lease liabilities	Long-term portion of finance lease obligations	6,410
Total lease liabilities		$129,353
(a) Finance lease right-of-use assets are presented net of accumulated amortization of $42.2 million as of June 30, 2019.

The following table presents the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	2.5
Weighted average discount rate
Operating leases	6.7%
Finance leases	4.9%

Future maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2019 (a)	$15,929	$3,564	$19,493
2020	26,904	5,682	32,586
2021	24,470	2,462	26,932
2022	21,151	982	22,133
2023	17,818	772	18,590
Thereafter	37,729	285	38,014
Total lease payments	144,001	13,747	157,748
Less: Interest	(27,404)	(991)	(28,395)
Present value of lease liabilities	$116,597	$12,756	$129,353
(a) Excludes the six months ended June 30, 2019.

As of June 30, 2019, the Company had additional leases for a facility and office space that have not yet commenced, as the facility and office space have not yet been made available to the Company. The facility and office space leases are expected to commence in 2019 and 2020, respectively, and contain undiscounted lease payments of $14.5 million in aggregate over the terms of the leases, which are not included in the table above.

Cash paid for amounts included in the measurement of lease liabilities and right-of-use assets obtained in exchange for lease obligations during the six months ended June 30, 2019 were as follows:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,956
Operating cash flows from finance leases	319
Financing cash flows from finance leases	3,385
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,561
Finance leases	635

Disclosures related to periods prior to adoption of Topic 842
As previously discussed, the Company adopted Topic 842 by applying the guidance at the adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840.
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
(a) Minimum operating lease payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under noncancellable subleases.
6.    Debt
Long-term debt as of June 30, 2019 and December 31, 2018 consists of the following:

(in thousands)	June 30, 2019	December 31, 2018
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	—
	350,000	350,000
Unamortized debt issuance costs related to senior secured notes	(4,386)	(4,803)
	345,614	345,197
Less: Current portion of long-term debt	—	—
	$345,614	$345,197

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

As of June 30, 2019, the estimated market value of the Senior Notes was approximately $6.1 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (as amended by the first and second amendments, the “Existing Credit Agreement”), which includes a revolving line of credit (the “Revolver”). On May 31, 2019, the Company entered into the third amendment to the Existing Credit Agreement (the “Third Amendment”), which amended and restated the Existing Credit Agreement (the “Credit Agreement”) and increased the aggregate commitment from $375.0 million to $425.0 million. The Company had no outstanding borrowings under the Revolver and net availability of $367.7 million as of June 30, 2019. The Company had $56.1 million in letters of credit outstanding under the Credit Agreement as of June 30, 2019.

The Credit Agreement matures at the earlier of (i) May 31, 2024 or (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The effective maturity date of the Revolver was extended from December 1, 2020, the effective maturity date of the Existing Credit Agreement, to May 31, 2024. After considering the increase to the remaining term and the increase in the aggregate commitment resulting from the Third Amendment, the overall borrowing capacity of the Revolver increased. Accordingly, all existing unamortized debt issuance costs and new debt issuance costs related to the Third Amendment are being amortized through May 31, 2024.

7.    Revenue

Disaggregation of revenue
The following table shows net sales classified by major product category for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Structural components	$166,955	$167,617	$308,231	$303,446
Lumber & lumber sheet goods	281,855	368,123	523,814	656,209
Millwork, doors & windows	271,135	249,194	511,057	478,712
Other building products & services	226,430	213,527	428,678	394,296
Total net sales	$946,375	$998,461	$1,771,780	$1,832,663

The following table reflects the Company’s estimate of net sales by each customer type for the three and six months ended June 30, 2019 and 2018. Certain previously reported amounts for the three and six months ended June 30, 2018 were revised in the table below. The revisions were not material to the previously issued financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Single-family homebuilders	$716,974	$764,795	$1,345,692	$1,403,653
Remodeling contractors	110,313	118,138	198,521	214,284
Multi-family, commercial & other contractors	119,088	115,528	227,567	214,726
Total net sales	$946,375	$998,461	$1,771,780	$1,832,663

Contract balances
The following table reflects the Company’s contract balances as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$353,431	$306,370	$47,061
Contract assets	32,064	32,348	(284)
Contract liabilities	$34,049	$34,888	$(839)

During the six months ended June 30, 2019, the Company’s contract assets decreased by $0.3 million and the Company’s contract liabilities decreased by $0.8 million. The changes in contract assets and liabilities were primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three and six months ended June 30, 2019, the Company recognized revenue of $3.4 million and $31.1 million, respectively, that was included in contract liabilities as of December 31, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and six months ended June 30, 2019.
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
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2019 and December 31, 2018. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of June 30, 2019 and December 31, 2018.

For the three and six months ended June 30, 2019, the Company’s effective tax rate was 22.7%, which varied from the federal statutory rate of 21% primarily due to state income taxes. For the three and six months ended June 30, 2018, the Company’s effective tax rate was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income taxes.

9.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2018, the Company had accrued $3.0 million in relation to pending litigation that was recorded during the year ended December 31, 2017. During the six months ended June 30, 2019, the Company paid $2.8 million to settle the matter.
10.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Restricted stock units (a)	$3,248	$3,110	$6,163	$4,768
Restricted stock	—	7	—	98
Stock options	—	24	—	50
Stock based compensation	$3,248	$3,141	$6,163	$4,916

(a) Includes service-based and performance-based restricted stock units.

During the three and six months ended June 30, 2019, the Company granted 0.1 million and 0.5 million service-based restricted stock unit awards, respectively. In addition, during the six months ended June 30, 2019, the Company granted performance-based restricted stock units that allow for a maximum of 0.4 million performance-based restricted stock units to be earned.
During the three and six months ended June 30, 2018, the Company granted 0.1 million and 0.7 million service-based restricted stock unit awards, respectively. In addition, during the six months ended June 30, 2018, the Company granted performance-based restricted stock units that allow for a maximum of 0.2 million performance-based restricted stock units to be earned.
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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and six months ended June 30, 2019 and 2018. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance. For the three and six months ended June 30, 2019, Adjusted EBITDA for the Geographic divisions reportable segment includes the out of period correction of the Prior Period Misstatement of $4.3 million.

	Three Months Ended June 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$946,375	$245,777	$17,000	$90,017
Other reconciling items	—	—	632	(16,688)
	$946,375	$245,777	$17,632

	Three Months Ended June 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$998,461	$239,599	$15,762	$96,501
Other reconciling items	—	—	491	(17,672)
	$998,461	$239,599	$16,253

	Six Months Ended June 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,771,780	$461,899	$33,147	$163,785
Other reconciling items	—	—	1,277	(36,056)
	$1,771,780	$461,899	$34,424

	Six Months Ended June 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,832,663	$438,683	$30,973	$160,175
Other reconciling items	—	—	961	(34,166)
	$1,832,663	$438,683	$31,934

Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income before income taxes	$46,189	$52,635	$72,539	$72,633
Interest expense	5,574	6,008	11,612	11,990
Interest income	(844)	—	(1,785)	—
Depreciation and amortization	17,632	16,253	34,424	31,934
Merger and integration costs	1,382	481	4,172	2,168
Non-cash stock compensation expense	3,248	3,141	6,163	4,916
Impairment of assets	529	—	529	—
Acquisition costs	18	33	598	267
Sale of Coleman Floor (a)	(301)	—	(301)	—
Other items (b)	(98)	278	(222)	2,101
Adjusted EBITDA of other reconciling items	16,688	17,672	36,056	34,166
Adjusted EBITDA of geographic divisions reportable segment	$90,017	$96,501	$163,785	$160,175

(a) Represents the effect of certain customary post-closing adjustments related to the November 1, 2018 disposition of the Company’s Coleman Floor business (“Coleman Floor”).
(b) For the three months ended June 30, 2019, represents income from a recovery made by the Company related to a fire at one of the Company’s facilities during 2015 (the “Recovery Income”). For the six months ended June 30, 2019, represents the Recovery Income and the effect of the settlement of pending litigation for an amount less than what was previously accrued. See Note 9 for further details on the settlement of pending litigation. For the three and six months ended June 30, 2018, represents costs incurred in connection with the departure of the Company’s former chief executive officer and the search for his permanent replacement.

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
The basic and diluted EPS calculations for the three and six months ended June 30, 2019 and 2018 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Income attributable to common stockholders	$35,699	$40,405	$56,049	$55,764

Weighted average common shares outstanding, basic	66,578	67,269	66,679	67,204
Effect of dilutive securities:
Restricted stock units	390	265	403	282
Stock options	109	128	97	150
Restricted stock	—	5	—	30
Weighted average common shares outstanding, diluted	67,077	67,667	67,179	67,666

Basic income per common share	$0.54	$0.60	$0.84	$0.83
Diluted income per common share	$0.53	$0.60	$0.83	$0.82

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of June 30, 2019, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock options	—	208	—	208
Restricted stock units	59	14	59	14

13.    Subsequent Event
On August 1, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Kingston Lumber, a supplier of lumber products, trusses and other building materials primarily to custom homebuilders and professional remodeling contractors in the Seattle, Washington metropolitan area. This acquisition enhances the Company’s value-added offerings and footprint in the Seattle, Washington metropolitan area. The preliminary purchase price for the Kingston Lumber acquisition was $11.5 million, which included an initial holdback of $1.0 million due to the sellers of Kingston Lumber one year from the closing date. The Company funded the transaction through available cash. For the year ended December 31, 2018, Kingston Lumber generated net sales of approximately $24 million.
The results of operations of Kingston Lumber will be included in the Company’s consolidated financial statements beginning on the acquisition date. Due to the timing of the closing of the acquisition, the initial purchase accounting for the acquisition is not complete and therefore, certain disclosures required by ASC 805 have not been included. The Company is in the process of performing its valuation of the acquired assets and liabilities and currently anticipates a customer relationship intangible asset and goodwill, among other operating assets and liabilities, will be recognized as part of this acquisition.

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
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation:

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	fluctuation of commodity prices and prices of our products as a result of national and international economic and other conditions;

•	the impact of potential changes in our customer or product sales mix;

•	our concentration of business in the Texas, California and Georgia markets;

•	the potential loss of significant customers or a reduction in the quantity of products they purchase;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability and positive cash flows;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term noncancellable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations, market conditions or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the impact of changes in legislation and government policy;

•	the impact of unexpected changes in our tax provisions and adoption of new tax legislation;

•	our ability to utilize our net operating loss carryforwards;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	the impact of health and safety laws and regulations;

•	the impact of disruptions to our information technology systems;

•	cybersecurity risks;

•	our exposure to losses if our insurance coverage is insufficient;

•	our ability to operate on multiple Enterprise Resource Planning (“ERP”) information systems and convert multiple systems to a single system;

•	the impact of our indebtedness; and

•	the impact of the various financial covenants in our secured credit agreement and senior secured notes indenture.

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

Overview
We are one of the leading providers of diversified building products and services in the U.S. residential construction market. Our objective is to provide best-in-class customer service and value-added products to our customers, which are primarily single- and multi-family home builders and professional remodelers. Our product offerings include lumber and lumber sheet goods and an array of value-added products including millwork, doors, windows and structural components such as engineered wood products, floor and roof trusses and wall panels. We believe our whole-house framing solution, Ready-Frame®, which is one of our fastest growing product offerings, saves builders both time and money and improves job site safety. We also offer our customers important services such as design, product specification, installation and installation management.

The 19 states in which we operate accounted for approximately 67% of 2018 U.S. single-family housing permits according to the U.S. Census Bureau. In these 19 states, we operate in 45 metropolitan areas.

Our net sales for the three months ended June 30, 2019 decreased 5.2% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 26.0% for the three months ended June 30, 2019 compared to 24.0% for the prior year period. We recorded income from operations of $48.1 million during the three months ended June 30, 2019 compared to $55.7 million during the three months ended June 30, 2018. See further discussion in “-Operating Results” below.
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
Acquisitions
On January 14, 2019, the Company completed the acquisition of Barefoot, a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area. On February 8, 2019, the Company completed the acquisition of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area. The preliminary purchase price, in aggregate, for these acquisitions was $53.6 million.

On March 1, 2018, the Company completed the acquisition of Shone Lumber, a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million.
The 2019 Acquisitions increased sales approximately $27.7 million for the three months ended June 30, 2019, compared to the prior year period, while the Barefoot, Locust Lumber and Shone Lumber acquisitions increased sales approximately $54.4 million for the six months ended June 30, 2019, compared to the prior year period.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisitions of Barefoot, Locust Lumber and Shone Lumber.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 5.0% for the three months ended June 30, 2019 as compared to the same period in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 versus 2018	2019 average price	2019 versus 2018	2019 average price
Framing lumber prices	(36.3)%	$344	(31.6)%	$350
Structural panel prices	(36.4)%	$350	(31.3)%	$362
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

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019		2018		2019		2018
Net sales	$946,375	100.0%	$998,461	100.0%	$1,771,780	100.0%	$1,832,663	100.0%
Cost of sales	700,598	74.0%	758,862	76.0%	1,309,881	73.9%	1,393,980	76.1%
Gross profit	245,777	26.0%	239,599	24.0%	461,899	26.1%	438,683	23.9%
Operating expenses:
Selling, general and administrative expenses	181,431	19.2%	169,828	17.0%	351,365	19.8%	330,032	18.0%
Depreciation expense	10,043	1.1%	9,758	1.0%	19,616	1.1%	19,264	1.1%
Amortization expense	4,338	0.5%	3,816	0.4%	8,685	0.5%	7,473	0.4%
Merger and integration costs	1,382	0.1%	481	0.0%	4,172	0.2%	2,168	0.1%
Impairment of assets	529	0.1%	—	0.0%	529	0.0%	—	0.0%
Income from operations	48,054	5.1%	55,716	5.6%	77,532	4.4%	79,746	4.4%
Other income (expense)
Interest expense	(5,574)	(0.6)%	(6,008)	(0.6)%	(11,612)	(0.7)%	(11,990)	(0.7)%
Other income, net	3,709	0.4%	2,927	0.3%	6,619	0.4%	4,877	0.3%
Income before income taxes	46,189	4.9%	52,635	5.3%	72,539	4.1%	72,633	4.0%
Income tax expense	10,490	1.1%	12,230	1.2%	16,490	0.9%	16,869	0.9%
Net income	$35,699	3.8%	$40,405	4.0%	$56,049	3.2%	$55,764	3.0%
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net sales
For the three months ended June 30, 2019, net sales decreased $52.1 million, or 5.2%, to $946.4 million from $998.5 million during the three months ended June 30, 2018. We estimate that net sales decreased 8.9% from price deflation within the lumber and lumber sheet goods and structural components product categories and 1.1% from the disposition of Coleman Floor, partially offset by an increase of 2.8% from the acquisitions of Barefoot and Locust Lumber and 2.0% from other organic growth.
We estimate approximately 76% of our net sales for the three months ended June 30, 2019 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 5.0% for the three months ended June 30, 2019 as compared to the same period in the prior year, while single-family houses completed increased approximately 5.8% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors declined 6.3% and net sales to multi-family, commercial and other contractors increased 3.1%.
The following table shows net sales classified by major product category:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$166,955	17.6%	$167,617	16.8%	(0.4)%
Lumber & lumber sheet goods	281,855	29.8%	368,123	36.9%	(23.4)%
Millwork, doors & windows	271,135	28.6%	249,194	25.0%	8.8%
Other building products & services	226,430	24.0%	213,527	21.3%	6.0%
Total net sales	$946,375	100.0%	$998,461	100.0%	(5.2)%

The decrease in net sales in our lumber and lumber sheet goods product category was primarily related to price deflation that began in the second half of 2018. The increase in net sales in our millwork, doors and windows and other building products and services product categories was primarily related to the Barefoot and Locust Lumber acquisitions and other organic growth.
Cost of sales
For the three months ended June 30, 2019, cost of sales decreased $58.3 million, or 7.7%, to $700.6 million from $758.9 million during the three months ended June 30, 2018. We estimate our cost of sales decreased approximately 10.7% as a result of commodity cost deflation and 1.1% from the disposition of Coleman Floor, partially offset by an increase of 2.8% from the acquisitions of Barefoot and Locust Lumber and 1.3% from other organic growth.
Gross profit
For the three months ended June 30, 2019, gross profit increased $6.2 million, or 2.6%, to $245.8 million from $239.6 million for the three months ended June 30, 2018, driven primarily by the acquisitions of Barefoot and Locust Lumber and other organic growth, partially offset by commodity price decreases. Our gross margin was 26.0% for the three months ended June 30, 2019 and 24.0% for the three months ended June 30, 2018. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories of 320 basis points and 300 basis points, respectively. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher due to a significant decrease in commodity costs during the three months ended June 30, 2019 as compared to the prior year period, which decreased at a faster rate than our average selling prices.
Operating expenses
For the three months ended June 30, 2019:

•
selling, general and administrative expenses were $181.4 million, up $11.6 million, or 6.8%, from $169.8 million for the three months ended June 30, 2018. Excluding the $4.3 million impact of the out of period correction of the Prior Period Misstatement (see Note 2), selling, general and administrative expenses increased $7.3 million. Approximately $4.4 million of this increase related to selling, general and administrative expenses of Barefoot and Locust Lumber and $1.8 million of this increase related to increased health care costs, while the remaining increase was primarily related to employee wage inflation.

•	depreciation expense was $10.0 million compared to $9.8 million for the three months ended June 30, 2018.

•
amortization expense was $4.3 million compared to $3.8 million for the three months ended June 30, 2018. This increase resulted from the amortization of intangible assets acquired in the Barefoot and Locust Lumber acquisitions.

•
the Company incurred $1.4 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs, compared to $0.5 million for the three months ended June 30, 2018. Merger and integration costs for the three months ended June 30, 2018 also included a gain from disposition of property due to the integration.

•	the Company recognized asset impairment charges of $0.5 million related to the relocation of the operations of one of the Company’s facilities.
Interest expense
For the three months ended June 30, 2019 and 2018, interest expense was $5.6 million and $6.0 million, respectively. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.4 million for the three months ended June 30, 2019 and 2018.
Other income, net
For the three months ended June 30, 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $3.7 million, compared to $2.9 million for the three months ended June 30, 2018. This increase was primarily due to an increase in interest income.

Income tax
For the three months ended June 30, 2019, income tax expense was $10.5 million compared to $12.2 million for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 22.7%, which varied from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2018 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income taxes.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net sales
For the six months ended June 30, 2019, net sales decreased $60.9 million, or 3.3%, to $1,771.8 million from $1,832.7 million during the six months ended June 30, 2018. We estimate that net sales decreased 7.0% from price deflation within the lumber and lumber sheet goods and structural components product categories, 0.8% from one less selling day versus the prior year period and 1.2% from the disposition of Coleman Floor, partially offset by an increase of 3.0% from the acquisitions of Barefoot, Locust Lumber and Shone Lumber and 2.7% from other organic growth.
We estimate approximately 76% of our net sales for the six months ended June 30, 2019 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 3.7% for the six months ended June 30, 2019 as compared to the same period in the prior year, while single-family houses completed increased approximately 5.6% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors declined 4.6% and net sales to multi-family, commercial and other contractors increased 6.0%.
The following table shows net sales classified by major product category:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$308,231	17.4%	$303,446	16.6%	1.6%
Lumber & lumber sheet goods	523,814	29.6%	656,209	35.8%	(20.2)%
Millwork, doors & windows	511,057	28.8%	478,712	26.1%	6.8%
Other building products & services	428,678	24.2%	394,296	21.5%	8.7%
Total net sales	$1,771,780	100.0%	$1,832,663	100.0%	(3.3)%
The decrease in net sales in our lumber and lumber sheet goods product category was primarily related to price deflation that began in the second half of 2018. The increase in net sales in our millwork, doors and windows product category was primarily related to the Barefoot, Locust Lumber and Shone Lumber acquisitions and other organic growth. The increase in net sales in our other building products and services product category was primarily related to the Barefoot, Locust Lumber and Shone Lumber acquisitions and an increase in net sales in our multi-family customer segment.
Cost of sales
For the six months ended June 30, 2019, cost of sales decreased $84.1 million, or 6.0%, to $1,309.9 million from $1,394.0 million during the six months ended June 30, 2018. We estimate our cost of sales decreased approximately 8.3% as a result of commodity cost deflation, 0.7% from one less selling day versus the prior year period and 1.2% from the disposition of Coleman Floor, partially offset by an increase of 2.9% from the acquisitions of Barefoot, Locust Lumber and Shone Lumber and 1.3% from other organic growth.
Gross profit
For the six months ended June 30, 2019, gross profit increased $23.2 million, or 5.3%, to $461.9 million from $438.7 million for the six months ended June 30, 2018, driven primarily by the acquisitions of Barefoot, Locust Lumber and Shone Lumber and other organic growth, partially offset by commodity price decreases. Our gross margin was 26.1% for the six months ended June 30, 2019 and 23.9% for the six months ended June 30, 2018. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories of 310 basis points and 430 basis points, respectively. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher due to a significant decrease in commodity costs during the six months ended June 30, 2019 as compared to the prior year period, which decreased at a faster rate than our average selling prices.

Operating expenses
For the six months ended June 30, 2019:

•
selling, general and administrative expenses were $351.4 million, up $21.3 million, or 6.5%, from $330.0 million for the six months ended June 30, 2018. Excluding the $4.3 million impact of the out of period correction of the Prior Period Misstatement (see Note 2), selling, general and administrative expenses increased $17.0 million. Approximately $9.9 million of this increase related to selling, general and administrative expenses of Barefoot, Locust Lumber and Shone Lumber, $4.2 million of this increase related to variable compensation such as salesperson commissions, stock-based compensation and profit-based incentives and related payroll taxes and benefits and $3.1 million of this increase related to increased health care costs.

•	depreciation expense was $19.6 million compared to $19.3 million for the six months ended June 30, 2018.

•
amortization expense was $8.7 million compared to $7.5 million for the six months ended June 30, 2018. This increase resulted from the amortization of intangible assets acquired in the Barefoot, Locust Lumber and Shone Lumber acquisitions.

•
the Company incurred $4.2 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs and non-cash charges related to the write-down of certain long-lived assets, compared to $2.2 million for the six months ended June 30, 2018. Merger and integration costs for the six months ended June 30, 2018 also included a gain from disposition of property due to the integration.

•	the Company recognized asset impairment charges of $0.5 million related to the relocation of the operations of one of the Company’s facilities.
Interest expense
For the six months ended June 30, 2019 and 2018, interest expense was $11.6 million and $12.0 million, respectively. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.8 million for the six months ended June 30, 2019 and 2018.
Other income, net
For the six months ended June 30, 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $6.6 million, compared to $4.9 million for the six months ended June 30, 2018. This increase was primarily due to an increase in interest income.
Income tax
For the six months ended June 30, 2019, income tax expense was $16.5 million compared to $16.9 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 22.7%, which varied from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2018 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income taxes.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments and fund capital expenditures. During 2019 and 2018, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at June 30, 2019 was $528.2 million, which included $160.5 million in cash and cash equivalents and $367.7 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital and any share repurchase activity for at least the next 12 months.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2019 or may be suspended or discontinued at any time. The

Company repurchased less than 0.1 million shares at a weighted average price of $18.16 per share for a total cost of $0.7 million during the three months ended June 30, 2019 and 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million during the six months ended June 30, 2019.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $532.0 million and $550.9 million as of June 30, 2019 and December 31, 2018, respectively, as summarized in the following table:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$160,546	$150,723
Accounts receivable, net of allowances	341,405	298,440
Inventories, net	325,516	309,279
Other current assets	97,611	88,597
Accounts payable, accrued expenses and other current liabilities	(363,593)	(289,518)
Current portion of long-term debt and finance lease obligations	(6,346)	(6,661)
Current portion of operating lease liabilities (a)	(23,133)	—
Total net current assets	$532,006	$550,860
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

Accounts receivable, net of allowances, increased $43.0 million from December 31, 2018 to June 30, 2019 primarily due to seasonal increases in sales, the acquisitions of Barefoot and Locust Lumber and an increase in days sales outstanding (measured against net sales in the current fiscal quarter of each period), which were 31 days at December 31, 2018 and 32 days at June 30, 2019.

Inventories, net of allowances, increased $16.2 million from December 31, 2018 to June 30, 2019 primarily due to seasonal increases in inventory purchases and the acquisitions of Barefoot and Locust Lumber. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) decreased from 44 days at December 31, 2018 to 42 days at June 30, 2019.

Accounts payable, accrued expenses and other current liabilities increased $74.1 million from December 31, 2018 to June 30, 2019 primarily due to the timing of vendor payments and an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $129.3 million and $50.9 million for the six months ended June 30, 2019 and 2018, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net income	$56,049	$55,764
Non-cash expenses	41,645	36,786
Change in deferred income taxes	6,888	1,577
Change in working capital and other assets and liabilities	24,730	(43,178)
Net cash provided by operating activities	$129,312	$50,949
Net cash provided by operating activities increased by $78.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily related to changes in working capital and other assets and liabilities. Changes in working capital and other assets and liabilities, which relate primarily to the timing of cash received from customers and cash paid to vendors, increased primarily due to commodity price deflation and the timing of vendor payments.

Cash flows from investing activities
Net cash used in investing activities was $93.7 million and $38.5 million for the six months ended June 30, 2019 and 2018, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2019	2018
Purchases of businesses, net of cash acquired	$(52,012)	$(20,970)
Purchases of property, equipment and real estate	(45,905)	(26,287)
Proceeds from sale of property, equipment and real estate	4,153	6,731
Insurance proceeds	107	1,991
Net cash used in investing activities	$(93,657)	$(38,535)
Purchases of businesses, net of cash acquired, for the six months ended June 30, 2019 related to the cash paid at closing for the acquisitions of Barefoot and Locust Lumber and for the six months ended June 30, 2018, related to the cash paid at closing for the acquisition of Shone Lumber.
Cash used for the purchase of property, equipment and real estate for the six months ended June 30, 2019 and 2018 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Proceeds from the sale of property, equipment and real estate during the six months ended June 30, 2019 and 2018 related primarily to the sale of real estate of $3.6 million and $6.3 million, respectively.
During the six months ended June 30, 2019 and 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015.

Cash flows from financing activities
Net cash used in financing activities was $25.8 million and $9.8 million for the six months ended June 30, 2019 and 2018, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2019	2018
Repurchases of common stock under share repurchase program	$(16,446)	$—
Payments on finance lease obligations and other notes	(3,385)	(4,062)
Net repayments of proceeds from Revolver	—	(4,462)
Other financing activities, net	(6,001)	(1,293)
Net cash used in financing activities	$(25,832)	$(9,817)
The Company repurchased 1.0 million shares under the $75.0 million share repurchase program authorized by the Company’s board of directors at a weighted average price of $17.11 per share for a total cost of $16.4 million during the six months ended June 30, 2019.
Payments on finance lease obligations and other notes declined by $0.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due primarily to expiring leases.
The Company made net repayments of $4.5 million on the Revolver during the six months ended June 30, 2018. The net repayments during the six months ended June 30, 2018 were the result of aggregate payments under the Revolver, partially offset by borrowings to fund the acquisition of Shone Lumber.
Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock and restricted stock unit awards. For the six months ended June 30, 2019, other financing activities, net also included the release of the holdback for the Shone Lumber acquisition, the payment of the earnout provision for the Code Plus Components, LLC (“Code Plus”) acquisition and payments of debt issuance costs related to the Third Amendment. For the six months ended June 30, 2018, other financing activities, net also included the release of the holdback for the Code Plus acquisition.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2019 capital expenditures, net of proceeds from the sale of property, equipment and real estate, to be approximately $80.0 million to $90.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations. For the six months ended June 30, 2019, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $41.8 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of June 30, 2019.

Revolving credit agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Existing Credit Agreement, which includes the Revolver, was amended on May 31, 2019 when the Company entered into the Third Amendment. The Third Amendment increased the aggregate commitment from $375.0 million to $425.0 million. The Credit Agreement has a letters of credit sublimit of $100.0 million. The Revolver matures at the earlier of (i) May 31, 2024 and (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

Borrowings under the Revolver bear interest, at our option, at either the Base Rate (which means the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the LIBOR rate plus 1.0% or (iii) the prime rate) plus a Base Rate Margin (which ranges from 0.25% to 0.50% based on Revolver availability) or LIBOR plus a LIBOR Rate Margin (which ranges from 1.25% to 1.50% based on Revolver availability). The Credit Agreement includes customary provisions for implementation of replacement rates for rate-based and LIBOR-based loans upon any phase-out of LIBOR. The fee on any outstanding letters of credit issued under the Revolver ranges from 0.75% to 1.25%, depending on whether the letters of credit are fully cash collateralized. The fee on the unused portion of the Revolver is 0.25%.

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $37.7 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $37.7 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2019. We were in compliance with all covenants under the Credit Agreement as of June 30, 2019.
We had no outstanding borrowings with net availability of $367.7 million as of June 30, 2019. We had $56.1 million in letters of credit outstanding under the Credit Agreement as of June 30, 2019.
Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $24.7 million at June 30, 2019 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements.
Off-Balance Sheet Arrangements
At June 30, 2019 and December 31, 2018, other than letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
ITEM 4    CONTROLS AND PROCEDURES
Disclosure controls and procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 as a result of the material weakness in internal control over financial reporting described below.
Notwithstanding the material weakness described below, management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were not materially misstated and present fairly, in all material respects, the condensed consolidated financial position, results of operations and cash flows of the registrant as of, and for the periods presented in this report.
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

Material weakness in internal control over financial reporting
In connection with the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2019 included in this Quarterly Report on Form 10-Q, management identified that a former credit manager within one of our local operations violated our credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. The inappropriate activities resulted in an immaterial understatement of our provision for doubtful accounts in previously issued annual and interim financial statements.

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

The material weakness resulted in immaterial misstatements to our previously issued interim and annual consolidated financial statements impacting selling, general and administrative expenses and accounts receivable, net of allowances. We have corrected for the Prior Period Misstatement by recording in the three months ended June 30, 2019 an out of period bad debt expense of approximately $4.3 million in selling, general and administrative expenses and a corresponding decrease to accounts receivable, net of allowances.

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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A    RISK FACTORS
There have been no material changes to our risk factors from the risk factors disclosed in our 2018 Annual Report on Form 10-K. Although we do not believe the Prior Period Misstatement is material, we have elected to update our risk factor addressing internal control over financial reporting in light of the recently discovered material weakness which is discussed in greater detail in Item 4 of this Quarterly Report on Form 10-Q.
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
Additionally, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, in connection with the preparation of our condensed consolidated financial statements for the quarter ended June 30, 2019, we identified the material weakness in our internal control over financial reporting discussed in greater detail in Item 4 of this Quarterly Report on Form 10-Q. Remediation efforts can be time-consuming and expensive and can place a significant burden on management, thereby increasing pressure on our financial resources and processes. We may not be successful in making the improvements necessary to remediate the existing or any future material weakness, or in doing so in a timely and cost-effective manner.
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

The following table presents our purchases of common stock during the three months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 2019	38,382	$18.06	38,382	$55,706,379
May 2019	—	—	—	55,706,379
June 2019	2,210	19.98	2,210	$55,662,217
Total	40,592	$18.16	40,592
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1
Third Amended and Restated Senior Secured Credit Agreement, dated May 31, 2019, among BMC Stock Holdings, Inc., subsidiaries party thereto, as borrowers, subsidiaries party thereto, as guarantors, Wells Fargo Capital Finance, LLC, as agent, issuing lender, lead arranger and book runner, and the other lenders party thereto

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Inline XBRL.

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