Form 10-Q
period 2019-09-30
BMC STOCK HOLDINGS, INC.
filed 2019-11-05
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at November 4, 2019 was 66,749,662 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$173,259	$150,723
Accounts receivable, net of allowances	344,645	298,440
Inventories, net	324,458	309,279
Contract assets	36,759	32,348
Prepaid expenses and other current assets	66,407	56,249
Total current assets	945,528	847,039
Property and equipment, net of accumulated depreciation	338,361	294,327
Operating lease right-of-use assets	125,093	—
Customer relationship intangible assets, net of accumulated amortization	178,526	158,563
Other intangible assets, net of accumulated amortization	645	325
Goodwill	283,366	262,997
Other long-term assets	8,669	12,860
Total assets	$1,880,188	$1,576,111
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$201,709	$123,495
Accrued expenses and other liabilities	103,003	110,276
Contract liabilities	34,501	34,888
Income taxes payable	8,879	902
Interest payable	9,572	4,759
Current portion:
Long-term debt and finance lease obligations	6,369	6,661
Operating lease liabilities	24,343	—
Insurance reserves	19,358	15,198
Total current liabilities	407,734	296,179
Insurance reserves	43,506	41,270
Long-term debt	345,823	345,197
Long-term portion of finance lease obligations	9,832	8,845
Long-term portion of operating lease liabilities	107,498	—
Deferred income taxes	7,891	3,034
Other long-term liabilities	323	6,927
Total liabilities	922,607	701,452
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 68.3 million and 67.7 million shares issued, and 66.8 million and 67.2 million outstanding at September 30, 2019 and December 31, 2018, respectively	683	677
Additional paid-in capital	683,460	672,095
Retained earnings	299,991	210,345
Treasury stock, at cost, 1.5 million and 0.5 million shares at September 30, 2019 and December 31, 2018, respectively	(26,553)	(8,458)
Total stockholders’ equity	957,581	874,659
Total liabilities and stockholders’ equity	$1,880,188	$1,576,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net sales
Building products	$728,465	$773,787	$2,061,766	$2,201,863
Construction services	235,784	216,477	674,263	621,064
	964,249	990,264	2,736,029	2,822,927
Cost of sales
Building products	528,737	568,713	1,484,384	1,631,022
Construction services	180,745	180,248	534,979	511,919
	709,482	748,961	2,019,363	2,142,941
Gross profit	254,767	241,303	716,666	679,986

Selling, general and administrative expenses	189,284	176,204	540,649	506,236
Depreciation expense	10,501	10,059	30,117	29,323
Amortization expense	4,552	3,790	13,237	11,263
Merger and integration costs	1,295	1,459	5,467	3,627
Impairment of assets	115	—	644	—
	205,747	191,512	590,114	550,449
Income from operations	49,020	49,791	126,552	129,537
Other income (expense)
Interest expense	(5,773)	(5,926)	(17,385)	(17,916)
Other income, net	3,540	2,953	10,159	7,830
Income before income taxes	46,787	46,818	119,326	119,451
Income tax expense	13,190	10,960	29,680	27,829
Net income	$33,597	$35,858	$89,646	$91,622

Weighted average common shares outstanding
Basic	66,685	67,329	66,681	67,246
Diluted	67,361	67,896	67,240	67,743

Net income per common share
Basic	$0.50	$0.53	$1.34	$1.36
Diluted	$0.50	$0.53	$1.33	$1.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2017	67,286	$673	207	$(3,821)	$659,440	$90,607	$746,899
Exercise of stock options	55	1	—	—	587	—	588
Shares vested for long-term incentive plan	155	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	53	(1,046)	—	—	(1,046)
Share withholdings made in satisfaction of exercise price	—	—	1	(17)	17	—	—
Stock compensation expense	—	—	—	—	1,775	—	1,775
Net income	—	—	—	—	—	15,359	15,359
Stockholders’ equity as of March 31, 2018	67,496	675	261	(4,884)	661,818	105,966	763,575
Exercise of stock options	2	—	—	—	44	—	44
Shares vested for long-term incentive plan	65	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	5	(103)	—	—	(103)
Stock compensation expense	—	—	—	—	3,141	—	3,141
Net income	—	—	—	—	—	40,405	40,405
Stockholders’ equity as of June 30, 2018	67,563	676	266	(4,987)	665,002	146,371	807,062
Exercise of stock options	35	—	—	—	649	—	649
Shares vested for long-term incentive plan	35	—	—	—	—	—	—
Repurchases of common stock related to equity award activity	—	—	10	(221)	—	—	(221)
Stock compensation expense	—	—	—	—	3,310	—	3,310
Net income	—	—	—	—	—	35,858	35,858
Stockholders’ equity as of September 30, 2018	67,633	$676	276	$(5,208)	$668,961	$182,229	$846,658

Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
Exercise of stock options	8	—	—	—	132	—	132
Shares vested for long-term incentive plan	290	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	920	(15,709)	—	—	(15,709)
Repurchases of common stock related to equity award activity	—	—	74	(1,330)	—	—	(1,330)
Stock compensation expense	—	—	—	—	2,915	—	2,915
Net income	—	—	—	—	—	20,350	20,350
Stockholders’ equity as of March 31, 2019	68,006	680	1,472	(25,497)	675,139	230,695	881,017
Exercise of stock options	76	1	—	—	528	—	529
Shares vested for long-term incentive plan	73	1	—	—	(1)	—	—
Repurchases of common stock under share repurchase program	—	—	41	(737)	—	—	(737)
Repurchases of common stock related to equity award activity	—	—	6	(137)	—	—	(137)
Stock compensation expense	—	—	—	—	3,248	—	3,248
Net income	—	—	—	—	—	35,699	35,699
Stockholders’ equity as of June 30, 2019	68,155	682	1,519	(26,371)	678,914	266,394	919,619
Exercise of stock options	84	1	—	—	1,532	—	1,533
Shares vested for long-term incentive plan	27	—	—	—	—	—	—
Repurchases of common stock related to equity award activity	—	—	7	(182)	—	—	(182)
Stock compensation expense	—	—	—	—	3,014	—	3,014
Net income	—	—	—	—	—	33,597	33,597
Stockholders’ equity as of September 30, 2019	68,266	$683	1,526	$(26,553)	$683,460	$299,991	$957,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$89,646	$91,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	39,722	37,297
Amortization of intangible assets	13,237	11,263
Amortization of debt issuance costs	1,124	1,263
Deferred income taxes	4,857	1,314
Non-cash stock compensation expense	9,177	8,226
Gain on sale of property, equipment and real estate	(1,839)	(3,435)
Other non-cash adjustments	2,314	686
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(24,068)	(59,768)
Inventories, net	(494)	(41,883)
Accounts payable	68,456	29,897
Other assets and liabilities	(3,715)	34,156
Net cash provided by operating activities	198,417	110,638
Cash flows from investing activities
Purchases of businesses, net of cash acquired	(85,780)	(20,970)
Purchases of property, equipment and real estate	(67,582)	(42,704)
Proceeds from sale of property, equipment and real estate	4,444	10,968
Insurance proceeds	107	1,991
Net cash used in investing activities	(148,811)	(50,715)
Cash flows from financing activities
Proceeds from revolving line of credit	110,987	713,264
Repayments of proceeds from revolving line of credit	(110,987)	(717,726)
Repurchases of common stock under share repurchase program	(16,446)	—
Payments on finance lease obligations	(5,094)	(5,937)
Principal payments on other notes	—	(75)
Other financing activities, net	(5,530)	(3,508)
Net cash used in financing activities	(27,070)	(13,982)
Net increase in cash and cash equivalents	22,536	45,941
Cash and cash equivalents
Beginning of period	150,723	11,750
End of period	$173,259	$57,691

Supplemental disclosure of non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	$5,478	$1,403
Acquisition-related post-closing adjustment receivable	951	—
Assets acquired under finance lease obligations	5,789	821
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
Cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of September 30, 2019 and December 31, 2018, the Company had cash equivalents of $156.9 million and $146.1 million, respectively. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and were classified as Level 1 or Level 2 measurements in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).
Share repurchase program
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program, which was to expire on November 20, 2019. During October 2019, the Company’s board of directors authorized extending this share repurchase program for one year, such that it will expire on November 20, 2020. During the nine months ended September 30, 2019, utilizing cash from operations, the Company repurchased 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the condensed consolidated balance sheets. As of September 30, 2019, the Company had approximately $55.7 million of capacity remaining under the current share repurchase authorization.

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

Prior Period Misstatement
During the three months ended June 30, 2019, the Company identified that a former credit manager within one of its local operations violated the Company’s credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. These inappropriate activities resulted in an understatement of the Company’s provision for doubtful accounts in previously issued annual and interim financial statements (the “Prior Period Misstatement”). The Company has corrected for such Prior Period Misstatement by recording, during the three months ended June 30, 2019 (which is included in the nine months ended September 30, 2019), an out of period bad debt expense of approximately $4.3 million in selling, general and administrative expenses and a corresponding decrease to accounts receivable, net of allowances. The Company has concluded that the financial impact of the Prior Period Misstatement is not material to any of its previously issued financial statements and that the correction of such Prior Period Misstatement is not material to either the nine months ended September 30, 2019 or to the expected financial results for the year ending December 31, 2019.

Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02” or “Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company adopted ASU 2016-02 on January 1, 2019 by recording ROU assets for its operating leases totaling approximately $110 million and corresponding lease liabilities totaling approximately $115 million. The impact of adopting ASU 2016-02 was not material to the Company’s results of operations or cash flows for the three and nine months ended September 30, 2019. See Note 5 for further details.

Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. Modified retrospective application is required, with certain exceptions. The Company expects to adopt the standard on January 1, 2020. The Company does not expect adoption of the standard to have a material impact on the Company’s allowance for financial instruments within the scope of the standard, including its trade receivables and contract assets. The Company continues to evaluate the disclosure requirements of the standard.
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

2019 Acquisitions
The Company completed the following acquisitions during the nine months ended September 30, 2019:

•
On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot and Company (“Barefoot”), a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area.

•
On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area.

•
On August 1, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Kingston Lumber, a supplier of lumber products, trusses and other building materials primarily to custom homebuilders and professional remodeling contractors in the Seattle, Washington metropolitan area.

•
On September 3, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Heritage One Door & Carpentry (“Heritage One”), a supplier of pre-hung doors, millwork, hardware and finish carpentry services in the Sacramento, California metropolitan area.

•
On September 16, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Colorado Fasteners, a supplier of fasteners, tools and other related products in the Denver, Colorado metropolitan area.

The Barefoot, Locust Lumber, Kingston Lumber, Heritage One and Colorado Fasteners acquisitions (the “2019 Acquisitions”) enhance the Company’s value-added offerings and footprint in the respective metropolitan areas.

The preliminary purchase price, in aggregate, for the 2019 Acquisitions was $90.9 million. The preliminary purchase price includes holdbacks which, after certain post-closing adjustments, require the Company to pay $5.5 million, in aggregate, to the sellers of Barefoot, Kingston Lumber, Heritage One and Colorado Fasteners one year from the respective closing dates. The holdback amounts may be further reduced under certain circumstances. The Company funded the 2019 Acquisitions through available cash.

The preliminary purchase price allocation for the 2019 Acquisitions, in aggregate, resulted in the initial recognition of goodwill of $20.4 million, customer relationship intangible assets of $33.1 million, non-compete agreement intangible assets of $0.5 million, accounts receivable of $22.1 million, inventory of $14.7 million and property and equipment of $5.6 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 9 years and 4 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill is expected to be deductible for tax purposes.

The purchase price allocations for the 2019 Acquisitions are preliminary and based upon all information available to the Company at the present time, and are subject to change. The Company is in the process of finalizing its valuation of the acquired intangible assets, property and equipment and inventory, and therefore, the initial purchase accounting for the 2019 Acquisitions is not complete. As the Company receives additional information during the measurement period, the fair values assigned to the assets and liabilities may be adjusted.

For the year ended December 31, 2018, the 2019 Acquisitions generated net sales, in aggregate, of approximately $199 million. The Company incurred transaction costs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, related to the 2019 Acquisitions.

Net sales and estimated pre-tax earnings for the 2019 Acquisitions included in the unaudited condensed consolidated statements of operations during the three months ended September 30, 2019 were $38.7 million and $2.9 million, respectively. Net sales and estimated pre-tax earnings for the 2019 Acquisitions included in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2019 were $84.6 million and $7.1 million, respectively. The impact of the 2019 Acquisitions was not considered significant for the reporting of pro forma financial information.

2018 Acquisition
On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million. This acquisition enhances the Company’s value-added offerings and footprint in the Mid-Atlantic region. The purchase price included a holdback that, after certain post-closing adjustments, required the Company to pay $1.4 million to the sellers during the nine months ended September 30, 2019. The Company funded the transaction through available cash and borrowings on the Company’s revolving line of credit.

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

4.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Trade receivables	$358,388	$305,363
Allowance for doubtful accounts	(11,214)	(4,904)
Other allowances	(2,529)	(2,019)
	$344,645	$298,440

5.    Leases

Adoption of Topic 842
On January 1, 2019, the Company adopted Topic 842 by applying the guidance at adoption date. As a result, the comparative information as of December 31, 2018 and for the three and nine months ended September 30, 2018 has not been adjusted and continues to be reported under ASC 840, Leases (“ASC 840”). The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s results of operations or cash flows for the three and nine months ended September 30, 2019.

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

Leases
The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

(in thousands)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (a)	Selling, general and administrative expenses	$9,921	$29,181

Finance lease cost
Amortization of ROU assets	Depreciation expense	$1,676	$4,971
Interest on lease liabilities	Interest expense	156	492
Total finance lease cost		$1,832	$5,463
(a) Includes short-term leases and variable lease costs, which are not material.

The Company subleases certain facilities to third parties. Income from sublease rentals for the three and nine months ended September 30, 2019 was not material.

The following table presents the Company’s right-of-use assets and lease liabilities as of September 30, 2019:

(in thousands)	Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$125,093
Finance lease right-of-use assets (a)	Property and equipment, net of accumulated depreciation	18,064
Total leased right-of-use assets		$143,157
Liabilities
Current portion
Operating lease liabilities	Current portion of operating lease liabilities	$24,343
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	6,369
Noncurrent portion
Operating lease liabilities	Long-term portion of operating lease liabilities	107,498
Finance lease liabilities	Long-term portion of finance lease obligations	9,832
Total lease liabilities		$148,042
(a) Finance lease right-of-use assets are presented net of accumulated amortization of $42.9 million as of September 30, 2019.

The following table presents the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.0
Finance leases	4.8
Weighted average discount rate
Operating leases	6.4%
Finance leases	5.0%

Future maturities of lease liabilities as of September 30, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2019 (a)	$8,111	$1,881	$9,992
2020	31,277	6,245	37,522
2021	29,213	3,040	32,253
2022	26,056	1,574	27,630
2023	22,720	1,379	24,099
Thereafter	43,000	4,398	47,398
Total lease payments	160,377	18,517	178,894
Less: Interest	(28,536)	(2,316)	(30,852)
Present value of lease liabilities	$131,841	$16,201	$148,042
(a) Excludes the nine months ended September 30, 2019.

As of September 30, 2019, the Company had additional leases for a facility and two office spaces that have not yet commenced, as the facility and office spaces have not yet been made available to the Company. The facility and two office space leases are expected to commence in 2019 and 2020 and contain undiscounted lease payments of $15.8 million in aggregate over the terms of the leases, which range from 5 to 10 years. These payments are not included in the table above.
Cash paid for amounts included in the measurement of lease liabilities and right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2019 were as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,086
Operating cash flows from finance leases	485
Financing cash flows from finance leases	5,094
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$34,836
Finance leases	5,789

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
6.    Debt
Long-term debt as of September 30, 2019 and December 31, 2018 consists of the following:

(in thousands)	September 30, 2019	December 31, 2018
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	—
	350,000	350,000
Unamortized debt issuance costs related to senior secured notes	(4,177)	(4,803)
	345,823	345,197
Less: Current portion of long-term debt	—	—
	$345,823	$345,197

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

As of September 30, 2019, the estimated market value of the Senior Notes was approximately $14.4 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (as amended by the first and second amendments, the “Existing Credit Agreement”), which includes a revolving line of credit (the “Revolver”). On May 31, 2019, the Company entered into the third amendment to the Existing Credit Agreement (the “Third Amendment”), which amended and restated the Existing Credit Agreement (the “Credit Agreement”) and increased the aggregate commitment from $375.0 million to $425.0 million. The Company had no outstanding borrowings under the Revolver and net availability of $367.8 million as of September 30, 2019. The Company had $56.1 million in letters of credit outstanding under the Credit Agreement as of September 30, 2019.

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

7.    Revenue

Disaggregation of revenue
The following table shows net sales classified by major product category for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Structural components	$175,344	$166,919	$483,575	$470,365
Lumber & lumber sheet goods	274,908	357,286	798,722	1,013,495
Millwork, doors & windows	285,750	251,606	796,807	730,318
Other building products & services	228,247	214,453	656,925	608,749
Total net sales	$964,249	$990,264	$2,736,029	$2,822,927

The following table reflects the Company’s estimate of net sales by each customer type for the three and nine months ended September 30, 2019 and 2018. Certain previously reported amounts for the three and nine months ended September 30, 2018 were revised in the table below. The revisions were not material to the previously issued financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Single-family homebuilders	$718,690	$760,131	$2,064,382	$2,163,784
Remodeling contractors	115,756	113,416	314,277	327,700
Multi-family, commercial & other contractors	129,803	116,717	357,370	331,443
Total net sales	$964,249	$990,264	$2,736,029	$2,822,927

Contract balances
The following table reflects the Company’s contract balances as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$353,992	$306,370	$47,622
Contract assets	36,759	32,348	4,411
Contract liabilities	$34,501	$34,888	$(387)

During the nine months ended September 30, 2019, the Company’s contract assets increased by $4.4 million and the Company’s contract liabilities decreased by $0.4 million. The changes in contract assets and liabilities were primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three and nine months ended September 30, 2019, the Company recognized revenue of $0.9 million and $32.0 million, respectively, that was included in contract liabilities as of December 31, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and nine months ended September 30, 2019.
As permitted by ASC 606, Revenue from Contracts with Customers, the Company has elected not to disclose the value of unsatisfied performance obligations, as the Company’s contracts generally have an original expected length of one year or less.

8.    Income Taxes
The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2019 and December 31, 2018. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of September 30, 2019 and December 31, 2018.

During the three and nine months ended September 30, 2019, the Company recorded an out of period expense of $1.6 million and $1.5 million, respectively, in Income tax expense and a corresponding increase to Income taxes payable to correct for a misstatement related to its calculation of excess windfall tax benefits on stock option exercises in certain prior periods (the “Income Tax Adjustment”). The Company has concluded that the financial impact of the Income Tax Adjustment is not material to any of its previously issued financial statements and that the correction of such Income Tax Adjustment is not material to either the three or nine months ended September 30, 2019 or to the expected financial results for the year ending December 31, 2019.

For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 28.2% and 24.9%, respectively, which varied from the federal statutory rate of 21% primarily due to state income taxes and the Income Tax Adjustment. Excluding the Income Tax Adjustment, the Company’s effective tax rate was 24.7% and 23.6% for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the Company’s effective tax rate was 23.4% and 23.3%, respectively, which varied from the federal statutory rate of 21% primarily due to state income taxes.

9.    Commitments and Contingencies
From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2018, the Company had accrued $3.0 million in relation to pending litigation that was recorded during the year ended December 31, 2017. During the nine months ended September 30, 2019, the Company paid $2.8 million to settle the matter.
10.    Stock Based Compensation
The following table highlights the expense related to stock based compensation for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Restricted stock units (a)	$3,014	$3,281	$9,177	$8,049
Restricted stock	—	2	—	100
Stock options	—	27	—	77
Stock based compensation	$3,014	$3,310	$9,177	$8,226

(a) Includes service-based and performance-based restricted stock units.

During the nine months ended September 30, 2019, the Company granted 0.5 million service-based restricted stock unit awards and performance-based restricted stock units that allow for a maximum of 0.4 million performance-based restricted stock units to be earned.
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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and nine months ended September 30, 2019 and 2018. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance. For the nine months ended September 30, 2019, Adjusted EBITDA for the Geographic divisions reportable segment includes the out of period correction of the Prior Period Misstatement of $4.3 million.

	Three Months Ended September 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$964,249	$254,767	$17,974	$96,752
Other reconciling items	—	—	561	(22,094)
	$964,249	$254,767	$18,535

	Three Months Ended September 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$990,264	$241,303	$16,106	$92,698
Other reconciling items	—	—	520	(18,330)
	$990,264	$241,303	$16,626

	Nine Months Ended September 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,736,029	$716,666	$51,121	$260,537
Other reconciling items	—	—	1,838	(58,150)
	$2,736,029	$716,666	$52,959

	Nine Months Ended September 30, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,822,927	$679,986	$47,079	$252,873
Other reconciling items	—	—	1,481	(52,496)
	$2,822,927	$679,986	$48,560

Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income before income taxes	$46,787	$46,818	$119,326	$119,451
Interest expense	5,773	5,926	17,385	17,916
Interest income	(1,047)	(117)	(2,832)	(117)
Depreciation and amortization	18,535	16,626	52,959	48,560
Merger and integration costs	1,295	1,459	5,467	3,627
Non-cash stock compensation expense	3,014	3,310	9,177	8,226
Impairment of assets	115	—	644	—
Acquisition costs	229	—	827	267
Sale of Coleman Floor (a)	(43)	—	(344)	—
Other items (b)	—	346	(222)	2,447
Adjusted EBITDA of other reconciling items	22,094	18,330	58,150	52,496
Adjusted EBITDA of geographic divisions reportable segment	$96,752	$92,698	$260,537	$252,873

(a) Represents the effect of certain customary post-closing adjustments related to the November 1, 2018 disposition of the Company’s Coleman Floor business (“Coleman Floor”).
(b) For the nine months ended September 30, 2019, represents income from a recovery made by the Company related to a fire at one of the Company’s facilities during 2015 and the effect of the settlement of pending litigation for an amount less than what was previously accrued. See Note 9 for further details on the settlement of pending litigation. For the three and nine months ended September 30, 2018, represents costs incurred in connection with the departure of the Company’s former chief executive officer and the search for and appointment of his permanent replacement.
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
The basic and diluted EPS calculations for the three and nine months ended September 30, 2019 and 2018 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Income attributable to common stockholders	$33,597	$35,858	$89,646	$91,622

Weighted average common shares outstanding, basic	66,685	67,329	66,681	67,246
Effect of dilutive securities:
Restricted stock units (a)	544	399	450	321
Stock options	132	166	109	155
Restricted stock	—	2	—	21
Weighted average common shares outstanding, diluted	67,361	67,896	67,240	67,743

Basic income per common share	$0.50	$0.53	$1.34	$1.36
Diluted income per common share	$0.50	$0.53	$1.33	$1.35

(a) Includes service-based and contingently issuable performance-based restricted stock units.

For the three and nine months ended September 30, 2019 and 2018, there were no anti-dilutive restricted stock units, stock options or restricted stock. As of September 30, 2019, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

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

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2018 Annual Report on Form 10-K, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.

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

The 18 states in which we operate accounted for approximately 66% of 2018 U.S. single-family housing permits according to the U.S. Census Bureau. In these 18 states, we operate in 45 metropolitan areas.

Our net sales for the three months ended September 30, 2019 decreased 2.6% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 26.4% for the three months ended September 30, 2019 compared to 24.4% for the prior year period. We recorded income from operations of $49.0 million during the three months ended September 30, 2019 compared to $49.8 million during the three months ended September 30, 2018. See further discussion in “-Operating Results” below.
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
Acquisitions
The Company completed the following acquisitions during the nine months ended September 30, 2019:

•
On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot, a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area.

•
On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area.

•
On August 1, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Kingston Lumber, a supplier of lumber products, trusses and other building materials primarily to custom homebuilders and professional remodeling contractors in the Seattle, Washington metropolitan area.

•
On September 3, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Heritage One, a supplier of pre-hung doors, millwork, hardware and finish carpentry services in the Sacramento, California metropolitan area.

•
On September 16, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Colorado Fasteners, a supplier of fasteners, tools and other related products in the Denver, Colorado metropolitan area.

The preliminary purchase price, in aggregate, for the 2019 Acquisitions was $90.9 million.

On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of Shone Lumber, a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million.

The 2019 Acquisitions increased sales approximately $38.7 million for the three months ended September 30, 2019, compared to the prior year period, while the 2019 Acquisitions and Shone Lumber acquisition increased sales approximately $93.1 million for the nine months ended September 30, 2019, compared to the prior year period.
See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the 2019 Acquisitions and acquisition of Shone Lumber.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 5.1% for the three months ended September 30, 2019 compared to the same period in the prior year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 versus 2018	2019 average price	2019 versus 2018	2019 average price
Framing lumber prices	(23.6)%	$357	(29.0)%	$353
Structural panel prices	(30.2)%	$337	(31.1)%	$353
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
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019		2018		2019		2018
Net sales	$964,249	100.0%	$990,264	100.0%	$2,736,029	100.0%	$2,822,927	100.0%
Cost of sales	709,482	73.6%	748,961	75.6%	2,019,363	73.8%	2,142,941	75.9%
Gross profit	254,767	26.4%	241,303	24.4%	716,666	26.2%	679,986	24.1%
Operating expenses:
Selling, general and administrative expenses	189,284	19.6%	176,204	17.8%	540,649	19.8%	506,236	17.9%
Depreciation expense	10,501	1.1%	10,059	1.0%	30,117	1.1%	29,323	1.0%
Amortization expense	4,552	0.5%	3,790	0.4%	13,237	0.5%	11,263	0.4%
Merger and integration costs	1,295	0.1%	1,459	0.1%	5,467	0.2%	3,627	0.1%
Impairment of assets	115	0.0%	—	0.0%	644	0.0%	—	0.0%
Income from operations	49,020	5.1%	49,791	5.0%	126,552	4.6%	129,537	4.6%
Other income (expense)
Interest expense	(5,773)	(0.6)%	(5,926)	(0.6)%	(17,385)	(0.6)%	(17,916)	(0.6)%
Other income, net	3,540	0.4%	2,953	0.3%	10,159	0.4%	7,830	0.3%
Income before income taxes	46,787	4.9%	46,818	4.7%	119,326	4.4%	119,451	4.2%
Income tax expense	13,190	1.4%	10,960	1.1%	29,680	1.1%	27,829	1.0%
Net income	$33,597	3.5%	$35,858	3.6%	$89,646	3.3%	$91,622	3.2%
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Net sales
For the three months ended September 30, 2019, net sales decreased $26.0 million, or 2.6%, to $964.2 million from $990.3 million during the three months ended September 30, 2018. We estimate that net sales decreased 10.5% from price deflation within the lumber and lumber sheet goods and structural components product categories and 1.1% from the disposition of Coleman Floor, partially offset by an increase of 3.9% from the 2019 Acquisitions, 1.5% from an additional selling day versus the prior year period and 3.6% from other organic growth.
We estimate approximately 75% of our net sales for the three months ended September 30, 2019 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 5.1% for the three months ended September 30, 2019 compared to the same period in the prior year, while single-family houses completed increased approximately 5.0% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors declined 4.5% in the aggregate and net sales to multi-family, commercial and other contractors increased 11.2%.
The following table shows net sales classified by major product category:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$175,344	18.2%	$166,919	16.9%	5.0%
Lumber & lumber sheet goods	274,908	28.5%	357,286	36.1%	(23.1)%
Millwork, doors & windows	285,750	29.6%	251,606	25.4%	13.6%
Other building products & services	228,247	23.7%	214,453	21.6%	6.4%
Total net sales	$964,249	100.0%	$990,264	100.0%	(2.6)%

The decrease in net sales in our lumber and lumber sheet goods product category was primarily related to price deflation that began in the second half of 2018. The increase in net sales in our millwork, doors and windows product category was primarily related to the 2019 Acquisitions and other organic growth.
Cost of sales
For the three months ended September 30, 2019, cost of sales decreased $39.5 million, or 5.3%, to $709.5 million from $749.0 million during the three months ended September 30, 2018. We estimate our cost of sales decreased approximately 11.1% as a result of commodity cost deflation and 1.1% from the disposition of Coleman Floor, partially offset by an increase of 3.8% from the 2019 Acquisitions, 1.5% from an additional selling day versus the prior year period and 1.6% from other organic growth.
Gross profit
For the three months ended September 30, 2019, gross profit increased $13.5 million, or 5.6%, to $254.8 million from $241.3 million for the three months ended September 30, 2018, driven primarily by the 2019 Acquisitions and other organic growth, partially offset by commodity price decreases. Our gross margin was 26.4% for the three months ended September 30, 2019 and 24.4% for the three months ended September 30, 2018. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories of 210 basis points and 160 basis points, respectively. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher due to a significant decrease in commodity costs during the three months ended September 30, 2019 compared to the prior year period, which decreased at a faster rate than our average selling prices.
Operating expenses
For the three months ended September 30, 2019:

•
selling, general and administrative expenses were $189.3 million, up $13.1 million, or 7.4%, from $176.2 million for the three months ended September 30, 2018. Approximately $6.7 million of this increase related to selling, general and administrative expenses of the 2019 Acquisitions, $5.2 million of this increase related to employee wages and benefits and $2.0 million of this increase related to gains on sale of property, equipment and real estate during the prior year period, partially offset by a decrease of $0.8 million in other selling, general and administrative categories.

•	depreciation expense was $10.5 million compared to $10.1 million for the three months ended September 30, 2018.

•
amortization expense was $4.6 million compared to $3.8 million for the three months ended September 30, 2018. This increase resulted from the amortization of intangible assets acquired in the 2019 Acquisitions.

•
the Company incurred $1.3 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs, compared to $1.5 million for the three months ended September 30, 2018.

•	the Company recognized asset impairment charges of $0.1 million related to the relocation of the operations of one of the Company’s facilities.
Interest expense
For the three months ended September 30, 2019 and 2018, interest expense was $5.8 million and $5.9 million, respectively. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively.
Other income, net
For the three months ended September 30, 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $3.5 million, compared to $3.0 million for the three months ended September 30, 2018. This increase was primarily due to an increase in interest income.

Income tax
For the three months ended September 30, 2019, income tax expense was $13.2 million compared to $11.0 million for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 28.2%, which varied from the federal statutory rate of 21% primarily due to state income taxes and the out of period Income Tax Adjustment (see Note 8). Excluding the Income Tax Adjustment, the Company’s effective tax rate was 24.7% for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2018 was 23.4%, which varied from the federal statutory rate of 21% primarily due to state income taxes.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net sales
For the nine months ended September 30, 2019, net sales decreased $86.9 million, or 3.1%, to $2,736.0 million from $2,822.9 million during the nine months ended September 30, 2018. We estimate that net sales decreased 7.9% from price deflation within the lumber and lumber sheet goods and structural components product categories and 1.1% from the disposition of Coleman Floor, partially offset by an increase of 3.3% from the 2019 Acquisitions and Shone Lumber acquisition and 2.6% from other organic growth.
We estimate approximately 76% of our net sales for the nine months ended September 30, 2019 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 0.6% for the nine months ended September 30, 2019 as compared to the same period in the prior year, while single-family houses completed increased approximately 5.5% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors declined 4.5% in the aggregate and net sales to multi-family, commercial and other contractors increased 7.8%.
The following table shows net sales classified by major product category:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$483,575	17.7%	$470,365	16.7%	2.8%
Lumber & lumber sheet goods	798,722	29.2%	1,013,495	35.9%	(21.2)%
Millwork, doors & windows	796,807	29.1%	730,318	25.9%	9.1%
Other building products & services	656,925	24.0%	608,749	21.5%	7.9%
Total net sales	$2,736,029	100.0%	$2,822,927	100.0%	(3.1)%
The decrease in net sales in our lumber and lumber sheet goods product category was primarily related to price deflation that began in the second half of 2018. The increase in net sales in our millwork, doors and windows product category was primarily related to the 2019 Acquisitions and Shone Lumber acquisition and other organic growth. The increase in net sales in our other building products and services product category was primarily related to the 2019 Acquisitions and Shone Lumber acquisition and an increase in net sales in our multi-family customer segment.
Cost of sales
For the nine months ended September 30, 2019, cost of sales decreased $123.6 million, or 5.8%, to $2,019.4 million from $2,142.9 million during the nine months ended September 30, 2018. We estimate our cost of sales decreased approximately 9.2% as a result of commodity cost deflation and 1.2% from the disposition of Coleman Floor, partially offset by an increase of 3.2% from the 2019 Acquisitions and Shone Lumber acquisition and 1.4% from other organic growth.
Gross profit
For the nine months ended September 30, 2019, gross profit increased $36.7 million, or 5.4%, to $716.7 million from $680.0 million for the nine months ended September 30, 2018, driven primarily by the 2019 Acquisitions and Shone Lumber acquisition and other organic growth, partially offset by commodity price decreases. Our gross margin was 26.2% for the nine months ended September 30, 2019 and 24.1% for the nine months ended September 30, 2018. This increase was primarily due to an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories of 280 basis points and 330 basis points, respectively. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher due to a significant decrease in commodity costs during the nine months ended September 30, 2019 as compared to the prior year period, which decreased at a faster rate than our average selling prices.

Operating expenses
For the nine months ended September 30, 2019:

•
selling, general and administrative expenses were $540.6 million, up $34.4 million, or 6.8%, from $506.2 million for the nine months ended September 30, 2018. Excluding the $4.3 million impact of the out of period correction of the Prior Period Misstatement (see Note 2), selling, general and administrative expenses increased $30.1 million. Approximately $16.5 million of this increase related to selling, general and administrative expenses of the 2019 Acquisitions and Shone Lumber acquisition and $4.6 million of this increase related to increased health care costs. The remaining increase was primarily related to employee wage inflation.

•	depreciation expense was $30.1 million compared to $29.3 million for the nine months ended September 30, 2018.

•
amortization expense was $13.2 million compared to $11.3 million for the nine months ended September 30, 2018. This increase resulted from the amortization of intangible assets acquired in the 2019 Acquisitions and Shone Lumber acquisition.

•
the Company incurred $5.5 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs and non-cash charges related to the write-down of certain long-lived assets, compared to $3.6 million for the nine months ended September 30, 2018. Merger and integration costs for the nine months ended September 30, 2018 also included a gain from disposition of property due to the integration.

•	the Company recognized asset impairment charges of $0.6 million related to the relocation of the operations of certain of the Company’s facilities.
Interest expense
For the nine months ended September 30, 2019 and 2018, interest expense was $17.4 million and $17.9 million, respectively. This decrease related primarily to reduced borrowings under the Revolver. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.1 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Other income, net
For the nine months ended September 30, 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $10.2 million, compared to $7.8 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in interest income.
Income tax
For the nine months ended September 30, 2019, income tax expense was $29.7 million compared to $27.8 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 24.9%, which varied from the federal statutory rate of 21% primarily due to state income taxes and the out of period Income Tax Adjustment (see Note 8). Excluding the Income Tax Adjustment, the Company’s effective tax rate was 23.6% for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2018 was 23.3%, which varied from the federal statutory rate of 21% primarily due to state income taxes.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, fund capital expenditures and support our acquisition activity. During 2019 and 2018, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
Our liquidity at September 30, 2019 was $541.1 million, which included $173.3 million in cash and cash equivalents and $367.8 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital and any share repurchase activity for at least the next 12 months.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program, which was to expire on November 20, 2019. During October 2019, the Company’s board of directors authorized extending this share repurchase program for one year, such that it will expire on November 20, 2020. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. The Company repurchased 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million during the nine months ended September 30, 2019.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $537.8 million and $550.9 million as of September 30, 2019 and December 31, 2018, respectively, as summarized in the following table:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$173,259	$150,723
Accounts receivable, net of allowances	344,645	298,440
Inventories, net	324,458	309,279
Other current assets	103,166	88,597
Accounts payable, accrued expenses and other current liabilities	(377,022)	(289,518)
Current portion of long-term debt and finance lease obligations	(6,369)	(6,661)
Current portion of operating lease liabilities (a)	(24,343)	—
Total net current assets	$537,794	$550,860
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

Accounts receivable, net of allowances, increased $46.2 million from December 31, 2018 to September 30, 2019 primarily due to seasonal increases in sales and the 2019 Acquisitions. Days sales outstanding (measured against net sales in the current fiscal quarter of each period), increased from 31 days at December 31, 2018 to 32 days at September 30, 2019.

Inventories, net of allowances, increased $15.2 million from December 31, 2018 to September 30, 2019 primarily due to seasonal increases in inventory purchases and the 2019 Acquisitions. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) decreased from 44 days at December 31, 2018 to 41 days at September 30, 2019.

Accounts payable, accrued expenses and other current liabilities increased $87.5 million from December 31, 2018 to September 30, 2019 primarily due to the timing of vendor payments and an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $198.4 million and $110.6 million for the nine months ended September 30, 2019 and 2018, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net income	$89,646	$91,622
Non-cash expenses	63,735	55,300
Change in deferred income taxes	4,857	1,314
Change in working capital and other assets and liabilities	40,179	(37,598)
Net cash provided by operating activities	$198,417	$110,638

Net cash provided by operating activities increased by $87.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily related to changes in working capital and other assets and liabilities. Changes in working capital and other assets and liabilities, which relate primarily to the timing of cash received from customers and cash paid to vendors, increased primarily due to a decrease in days sales outstanding at the end of each period, commodity price deflation and the timing of vendor payments.
Cash flows from investing activities
Net cash used in investing activities was $148.8 million and $50.7 million for the nine months ended September 30, 2019 and 2018, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Purchases of businesses, net of cash acquired	$(85,780)	$(20,970)
Purchases of property, equipment and real estate	(67,582)	(42,704)
Proceeds from sale of property, equipment and real estate	4,444	10,968
Insurance proceeds	107	1,991
Net cash used in investing activities	$(148,811)	$(50,715)
Purchases of businesses, net of cash acquired, for the nine months ended September 30, 2019 related to the cash paid at closing for the 2019 Acquisitions and for the nine months ended September 30, 2018, related to the cash paid at closing for the acquisition of Shone Lumber.
Cash used for the purchase of property, equipment and real estate for the nine months ended September 30, 2019 and 2018 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Proceeds from the sale of property, equipment and real estate during the nine months ended September 30, 2019 and 2018 related primarily to the sale of real estate of $3.6 million and $10.2 million, respectively.
During the nine months ended September 30, 2019 and 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015.

Cash flows from financing activities
Net cash used in financing activities was $27.1 million and $14.0 million for the nine months ended September 30, 2019 and 2018, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Repurchases of common stock under share repurchase program	$(16,446)	$—
Payments on finance lease obligations and other notes	(5,094)	(6,012)
Net repayments of proceeds from Revolver	—	(4,462)
Other financing activities, net	(5,530)	(3,508)
Net cash used in financing activities	$(27,070)	$(13,982)
The Company repurchased 1.0 million shares under the $75.0 million share repurchase program authorized by the Company’s board of directors at a weighted average price of $17.11 per share for a total cost of $16.4 million during the nine months ended September 30, 2019.
Payments on finance lease obligations and other notes declined by $0.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to expiring leases.
The Company made net repayments of $4.5 million on the Revolver during the nine months ended September 30, 2018. The net repayments during the nine months ended September 30, 2018 were the result of aggregate payments under the Revolver, partially offset by borrowings to fund the acquisition of Shone Lumber.

Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock and restricted stock unit awards. For the nine months ended September 30, 2019, other financing activities, net also included the release of the holdbacks for the Shone Lumber and Barefoot acquisitions, the payment of the earnout provision for the Code Plus Components, LLC (“Code Plus”) acquisition and payments of debt issuance costs related to the Third Amendment. For the nine months ended September 30, 2018, other financing activities, net also included the release of the holdback for the Code Plus acquisition.
Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2019 capital expenditures, net of proceeds from the sale of property, equipment and real estate, to be approximately $80.0 million to $90.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations. For the nine months ended September 30, 2019, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $63.1 million.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of September 30, 2019.

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

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $37.7 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $37.7 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ending December 31, 2019. We were in compliance with all covenants under the Credit Agreement as of September 30, 2019.
We had no outstanding borrowings with net availability of $367.8 million as of September 30, 2019. We had $56.1 million in letters of credit outstanding under the Credit Agreement as of September 30, 2019.

Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $15.5 million at September 30, 2019 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements.
Off-Balance Sheet Arrangements
At September 30, 2019 and December 31, 2018, other than letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 as a result of the previously identified material weakness in internal control over financial reporting described below.
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

Previously identified material weakness in internal control over financial reporting
In connection with the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2019, management identified that a former credit manager within one of our local operations violated our credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. The inappropriate activities resulted in an immaterial understatement of our provision for doubtful accounts in previously issued annual and interim financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

We identified a design deficiency with respect to effective controls over the approval and issuance of debit memos and the application of customer payments to accounts receivable balances, and inadequate segregation of duties over the ability to create debit memos and apply customer payments by certain employees responsible for establishing and monitoring the valuation of accounts receivable balances. Management concluded these deficiencies constituted a material weakness in our internal control over financial reporting.

The material weakness resulted in immaterial misstatements to our previously issued interim and annual consolidated financial statements impacting selling, general and administrative expenses and accounts receivable, net of allowances. We corrected for the Prior Period Misstatement by recording in the three months ended June 30, 2019 an out of period bad debt expense of approximately $4.3 million in selling, general and administrative expenses and a corresponding decrease to accounts receivable, net of allowances.

Remediation plan for material weakness
With the oversight of the Audit Committee of the Board of Directors, we are currently implementing actions to address the design deficiency in order to remediate the material weakness. The following describes the steps that we have taken to remediate the material weakness during the three months ended September 30, 2019:

•
We have restricted debit memo functionality within our primary ERP system by role and dollar limit authority, and have implemented additional monitoring and analytical controls performed by individuals who do not have conflicting access.

•	We have removed cash application access from our credit directors, and in markets where it is feasible, we have removed cash application access from our credit managers.

•
In markets where it is not feasible to remove cash application access from our credit managers due to resource limitations, we have implemented additional monitoring and analytical controls performed by individuals who do not have conflicting access.

We believe the measures described above will strengthen our internal control over financial reporting and remediate the identified material weakness. However, additional steps may be required and we may decide to take additional action to address control deficiencies or determine to modify certain of the remediation measures identified above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time, which is expected to be by December 31, 2019, and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting
Other than with respect to the remediation actions described above, there was no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A    RISK FACTORS
There have been no material changes to our risk factors from the risk factors disclosed in our 2018 Annual Report on Form 10-K, as supplemented by the information in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (“Second Quarter Form 10-Q”).
The risks described in our 2018 Annual Report on Form 10-K and Second Quarter Form 10-Q, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

During November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program, which was to expire on November 20, 2019. During October 2019, the Company’s board of directors authorized extending this share repurchase program for one year, such that it will expire on November 20, 2020. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases during the three months ended September 30, 2019. As of September 30, 2019, the Company had approximately $55.7 million of capacity remaining under the current share repurchase authorization.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date: November 5, 2019	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)