Form 10-K
period 2019-12-31
BMC STOCK HOLDINGS, INC.
filed 2020-02-27
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-K
_____________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $1.40 billion based on the closing price per share on June 28, 2019 (the last trading day prior to June 30, 2019) of $21.20 as reported on The Nasdaq Stock Market LLC.
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 26, 2020 was 66,809,594 shares.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

The 18 states in which we operate accounted for approximately 66% of 2019 U.S. single-family housing permits according to the U.S. Census Bureau. Our primary operating regions include the South and West regions of the United States (as defined by the U.S. Census Bureau), with a significant portion of our net sales derived from markets within Texas, California and Georgia. Given the local nature of our business, we locate our facilities in close proximity to our key customers and often co-locate multiple operations in one facility to increase customer service and efficiency.

The Company is a Delaware corporation and its common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol “BMCH.”

All references to “BMC,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K refer to BMC Stock Holdings, Inc. and its consolidated subsidiaries.
Our Customers

We serve a broad customer base across 45 metropolitan areas in 18 states that includes a mix of large-scale production homebuilders, custom homebuilders, multi-family builders and professional repair and remodeling contractors. Our largest 10 customers accounted for approximately 21% of our 2019 net sales, with no single customer accounting for more than 7% of our 2019 net sales. Our largest customers comprise primarily large production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., Lennar Corporation, PulteGroup, Inc., Toll Brothers, Inc. and TRI Pointe Group, Inc. In addition to these large production homebuilders, we also service and supply regional and local custom homebuilders. We also serve remodeling contractors and multi-family, commercial and other contractors in most of our markets.
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

We group our building products and services into four product categories: (i) structural components, (ii) lumber and lumber sheet goods, (iii) millwork, doors and windows, and (iv) other building products and services. For the year ended December 31, 2019, our sales of structural components and millwork, doors and windows products represented 47% of net sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher gross margin than lumber and lumber sheet goods and other building products and services, and provide us with opportunities to cross-sell other products and services. Information regarding net sales by product category for each of the last two fiscal years is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our experienced sales and service professionals advise the homebuilder or contractor in areas such as opportunities for cost optimization, increased building or project efficiencies, new products and regional product preferences. The team coordinates a sequence of site deliveries with the customer. Our large delivery fleet and inventory management systems enable us to provide “just-in-time” product delivery. We believe this level of service is valued by our customers and generates customer loyalty. At January 31, 2020, we employed approximately 1,100 sales professionals.
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

We source products from over 2,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. For the year ended December 31, 2019, no supplier accounted for more than 10% of our total materials purchases. We believe we are one of the largest customers for many of our suppliers and therefore have significant purchasing leverage.
Competition

The lumber and building materials (“LBM”) distribution industry in the United States is highly fragmented, with a number of retailers and distributors offering a broad range of products and services. Demand for our products is largely driven by the level of activity in the U.S. residential construction market, particularly in single-family new construction, which has experienced improving demand trends influenced by job growth, consumer confidence, market demographics, levels of household formations, interest rate levels, inventories of available housing units and other external factors. According to the U.S. Census Bureau, from 2005 to 2011, single-family housing starts in the United States declined by approximately 75% to 0.43 million, which was significantly less than the 50-year average rate of approximately 1.0 million per year. Following several challenging years, single-family housing starts increased on a year-over-year basis each year from 2012 to 2019, with starts in 2017, 2018 and 2019 reaching 0.85 million, 0.88 million and 0.89 million, respectively.

We primarily compete in the professional building contractor segment of the U.S. residential new construction building products supply market (the “Pro Segment”). Our customers primarily consist of professional homebuilders and those that provide construction services to them. The principal methods of competition in the Pro Segment are developing long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, as well as offering value-added products and services such as structural components and installation. Our market positions in the highly competitive Pro Segment create economies of scale that allow us to supply our customers cost-effectively, which both enhances profitability and reduces the risk of losing customers to competitors. Approximately 11.6% of our sales during the year ended December 31, 2019 were to professional residential remodeling contractors. Competition in the professional remodeling segment includes other distributors, as well as home center retailers such as The Home Depot, Inc. and Lowe’s Companies, Inc.

We have and will continue to experience competition for homebuilder business. Many of our competitors are predominantly small, privately owned companies, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Many of these companies have limited access to capital and lack sophisticated IT systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge, integrated supply chain and competitive pricing. We also face competition from large national lumber and building materials companies. For example, our largest competitors in our local markets often include one or more of 84 Lumber Company, Builders FirstSource, Inc., Carter Lumber Company and US LBM Holdings, LLC.
Employees

At January 31, 2020, we had approximately 10,200 full-time equivalent employees, approximately 220 of whom were represented by unions. We believe that we have good relations with our employees.
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

SBS’s predecessor was founded as Carolina Builders Corporation in Raleigh, North Carolina in 1922. BMHC was created in 1987 and initially operated approximately 20 lumber and building materials distribution facilities located in the West. Prior to the Merger, SBS and BMHC grew primarily through acquisitions and expanded their footprints throughout the South and West regions of the United States, including acquiring certain companies that were founded as early as 1822. On August 14, 2013, SBS completed its initial public offering.

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

To date, costs to comply with applicable laws and regulations relating to the protection of the environment and natural resources have not had a material adverse effect on our business, financial condition, operating results or cash flow. There can be no assurance that such laws and regulations will not become more stringent in the future or that we will not incur costs in the future in order to comply with such laws and regulations. We did not incur material capital expenditures for environmental controls in fiscal year 2019 and do not anticipate material capital expenditures in this regard in fiscal year 2020.

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
The building products supply and services industry is highly dependent on new single-family home construction, multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing, the availability of qualified trade laborers and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, mortgage rates, consumer confidence, health care costs, housing affordability, housing inventory levels, a weakening of the national economy or of any regional or local economy in which we operate, changes in legislation and government policy and other factors beyond our control adversely affect consumer spending, decrease demand for homes and can adversely affect our business.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business during fiscal years 2007 through 2012. The U.S. Census Bureau reported approximately 0.89 million single-family housing starts for 2019, which is an increase of approximately 1% from 2018, but still below historical averages over the past 50 years.

There is uncertainty regarding future construction and repair and remodeling activity and resulting product demand levels. As of January 2020, the National Association of Home Builders ("NAHB") forecasted that U.S. single-family housing starts will increase more than 3% in 2020. However, if conditions in the housing industry deteriorate, we may need to take goodwill and/or asset impairment charges. Any such non-cash charges would have an adverse effect on our financial results. In addition, we may have to temporarily idle or permanently close certain facilities in under-performing regions. Any such facility closures could have a significant adverse effect on our business, financial condition, operating results and cash flows.

The positive impact of a recovery on our business may also be dampened to the extent average size of new single-family homes decreases, which could cause homebuilders to decrease spending on our products and services. According to the U.S. Census Bureau, the average square footage of a new single-family home start decreased in 2018 and 2017, as compared to the prior year, by 2% and 1%, respectively. This trend has continued through the first three quarters of 2019.

As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, constraint of the credit markets, including an increase in interest rates, could have a significant adverse effect on our business, financial condition, operating results and cash flows.

Certain of our products are commodities and fluctuations in prices of these commodities can adversely affect our operating results.
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

Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies and tariffs, as well as from periodic delays in the delivery of lumber and other products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. For example, we frequently enter into extended pricing commitments, which may compress our gross margins in periods of inflation. At times, the price at which we charge our customers for any one or more products has fallen below the price at which we purchase such products, requiring us to incur short-term losses on product sales. Excessive spikes in the market prices of certain building products, such as lumber, can also put negative pressure on our operating cash flows by requiring us to invest more in inventory. We may also be limited in our ability to pass on increases in freight costs on our products due to the price of fuel.

Periods of generally increasing commodity prices provide the opportunity for higher sales and increased gross profit (subject to the extended pricing commitments described above), while generally declining commodity price environments may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our business, financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2019, average composite framing lumber prices and average composite structural panel prices (a composite calculation based on index prices for OSB and plywood) as reported by Random Lengths were $356 and $351, respectively, as compared to $460 and $481, respectively, for the year ended December 31, 2018. We estimate that these lumber price decreases reduced our net sales by 7.5% in 2019 as compared to the prior year. If lumber or structural panel prices were to continue to decline significantly from current levels, our sales and profits would continue to be negatively affected as compared to 2019 operating results. Our lumber and lumber sheet goods product category represented approximately 29% of net sales in 2019.

Some of our products are imported into the United States and are subject to tariffs or import duties, including antidumping duties, that impact the price of the products and limit their availability. Furthermore, the ongoing trade dispute between the United States and Canada following the expiration of the Softwood Lumber Agreement in 2015 has led to, and could continue to lead to, increased volatility in prices of softwood lumber imported from Canada. For the year ended December 31, 2019, we imported between $235 million and $265 million of inventory, of which between $200 million and $220 million of inventory was from Canada.

Changes in our customer or product sales mix affect our operating results.
Our operating results vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors, and multi-family, commercial and other contractors. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family, multi-family, commercial and other contractors vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.

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
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding net sales by customer type and product category for each of the last two fiscal years.
We conduct a significant portion of our business in Texas, California and Georgia, which exposes us to the homebuilding activities within the markets of these states.
We presently conduct a significant portion of our business in Texas, California and Georgia, which represented approximately 31%, 13% and 11%, respectively, of 2019 total net sales. Sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In the last several years, many of these markets have benefited from better than average employment growth, which has aided homebuilding activities, but we cannot assure you that these conditions will continue. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budget situations and the impact of cutbacks in federal spending and employment. Additionally, our concentration in these markets increases our exposure to natural disasters and other events adversely impacting these markets. If construction, homebuilding or remodeling activity declines in one of the markets in which we operate, and particularly in Texas, California or Georgia, our costs may not decline at all or at the same rate and therefore may negatively impact our operating results.

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
Our ten largest customers generated approximately 21% of our net sales for the years ended December 31, 2019 and 2018. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels.

In addition, production homebuilders and other customers have at times: (i) sought to purchase some of the products that we currently sell directly from manufacturers; (ii) elected to establish or acquire their own building products manufacturing and distribution facilities or (iii) given advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could adversely affect our business, financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our business, financial condition, operating results and cash flows.

The building products supply and services industry is seasonal and cyclical.
Our industry is seasonal. Although weather patterns affect our operating results throughout the year, our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. Hurricanes, severe storms, earthquakes, floods, fires, droughts, other natural disasters and similar events have at times adversely affected our business, as was the case in 2017 with Hurricanes Harvey and Irma, and may adversely affect it in the future.

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
We are from time to time involved in product liability, warranty, casualty, construction defect, contract, tort, employment and other claims relating to our business, the products we import or manufacture, distribute or install, and services we provide, either directly or through third parties, that, if adversely determined, could adversely affect our business, financial condition, operating results and cash flows if we were unable to receive indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with many of the products we sell, distribute or install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of our third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

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
We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the years ended December 31, 2019, 2018 and 2017, we had net income of $109.8 million, $119.7 million and $57.4 million, respectively, and for the years ended December 31, 2019, 2018 and 2017, we generated cash from operations of $245.9 million, $210.0 million, and $93.9 million, respectively. There can be no assurance that we will achieve our profitability goals or continue to generate positive cash flow from operations. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the failure to:

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
We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our employees to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected purchasing experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations. In the event that we continue to grow, there can be no assurance that we will be able to keep up, expand or adapt our IT infrastructure to meet evolving demand on a timely basis and at a commercially reasonable cost, or at all. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the initiatives might fail altogether.

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
The majority of our net sales volume in fiscal 2019 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. During the housing downturn, several of our homebuilder customers defaulted on amounts owed to us or extended their payable days as a result of their financial condition. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our business, financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand is below our expectations, our manufacturing capacity will likely exceed our production requirements. If, during a general market upturn or an upturn in one of our geographic markets, we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which could lead to order cancellations, contract breaches or indemnification obligations. This inability could materially and adversely limit our ability to improve our results. By contrast, if during an economic downturn we had excess manufacturing capacity or did not reduce production quickly enough, then our fixed costs associated with excess manufacturing capacity and any inventory obsolescence charges could have a significant adverse effect on our business, financial condition, operating results and cash flows.

We may be unable to successfully implement our growth strategy, which includes pursuing strategic acquisitions and opening new facilities.
Our long-term business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on acceptable terms could have a material adverse effect on our growth strategy. Moreover, reduced operating results, as we experienced during the housing downturn, our liquidity position or the requirements of the Third Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our business, financial condition, operating results and cash flows.

Federal, state, local and other regulations impose costs and/or restrictions on our operations that can be substantial.
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

Our transportation operations are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, would increase our selling, general and administrative expenses and adversely affect our business, financial condition, operating results and cash flows. If we fail to comply adequately with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our business, financial condition, operating results and cash flows could be adversely affected.

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
We may be materially impacted by legislative and regulatory policy including, but not limited to, modifications to international trade policy and increased regulation related to the employment of foreign workers.

Immigration reform and enforcement continues to attract significant attention in the public arena, the United States Congress and at the state and local levels. We, and many of our customers, rely in part on a seasonal workforce which requires specific types of visas to enter the United States. If new or more restrictive immigration legislation is enacted at the federal level or in states in which we do business, or if existing regulations are interpreted or enforced differently, these changes could make it more difficult or costly for us or many of our customers to hire United States citizens and/or legal immigrant workers. In such cases, we, or our customers, may incur additional costs to run our business, including to find and hire replacement workers, or may have to change the way we or they conduct our operations, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was enacted during December 2017, which, among other provisions, limits mortgage interest and state and local tax deductions, including property taxes and state income taxes, which may affect demand for new homes. The limitation on state and local tax deductions may have a greater impact in high tax states such as California, which accounted for approximately 13% of our 2019 net sales. Future changes in federal income tax laws may also affect demand for new homes. From time to time, various proposals are discussed, which, if enacted, may have an adverse effect on the homebuilding industry in general. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our business, financial condition, operating results and cash flows.

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

As of December 31, 2019, we had a net deferred tax liability of $15.2 million. The carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in the United States. Future changes in tax legislation could have a significant adverse effect on our tax rate or the carrying value of our deferred tax assets and liabilities. Any of these changes could affect our financial performance.

We may not be able to utilize certain of our net operating loss carryforwards, which could harm our profitability.
We have net operating loss (“NOL”) carryforwards to reduce future taxable income. As of December 31, 2019, we had NOL carryforwards to reduce future U.S. federal and state taxable income of $73.0 million and $53.0 million, respectively. Utilization of our NOL carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), and comparable provisions of state tax laws, due to changes in ownership of our company that may occur in the future. Under Section 382 and comparable provisions of state tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to carry forward its pre-change net operating losses to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, our ability to use our pre-change NOL carryforwards to reduce U.S. federal and state taxable income we produce in the future years may be subject to limitations, which could result in increased future tax liability to us.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.
We currently maintain a broad network of distribution and manufacturing facilities throughout the eastern, southern and western United States. Any widespread disruption to our facilities resulting from fire, earthquake, hurricanes and other weather-related events, an act of terrorism, labor disputes, supply chain disruptions or any other cause, such as the fire that occurred at one of our facilities in 2015, can damage our inventory and materially impair our ability to manufacture and distribute our products to customers, and may materially do so in the future. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. Disruptions to the national or local transportation infrastructure systems may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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
Manufacturing and building sites are inherently dangerous workplaces. Our work sites often put our employees and others in close proximity with large pieces of mechanized equipment, moving vehicles, manufacturing processes, and heavy products. As a result, we are subject to a variety of health and safety laws and regulations dealing with occupational health and safety. Unsafe work sites have the potential to increase employee turnover and raise our operating costs. Our safety record also impacts our reputation. We maintain functional groups whose primary purpose is to ensure we implement effective work procedures throughout our organization and take other steps to ensure the health and safety of our work force, but there can be no assurances these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable law could expose us to significant financial losses and reputational harm, as well as civil and criminal liabilities, any of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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
Our business relies on systems, including those of third parties with whom we do business, and a website that involve the storage and transmission of customers’ and employees’ personal and proprietary information. Our systems and those of third parties with whom we do business have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber-attacks that include phishing-attacks, denial-of-service attacks, ransomware, malware and hacking. Further, as our eCommerce business expands, our increased visibility and role in accepting electronic payments puts us at a greater risk of being targeted. Breach of our systems or those of third parties with whom we do business could compromise our confidential information and that of our customers or employees, impede or interrupt our business operations, and may result in other negative financial and other consequences, including remediation costs, loss of revenue, litigation, significant legal and financial exposure, loss of intellectual property and reputational damage.

To date, we are not aware of having experienced a material breach of cybersecurity. As cyber-attacks become more sophisticated generally, and as we implement changes such as giving customers greater electronic access to our systems and expanding our eCommerce, we have been required to incur costs, sometimes significant, to strengthen our systems from outside intrusions and maintain insurance coverage related to the threat of such attacks, and these costs may increase in the future. Further, the regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business and those of third parties with whom we do business, and compliance with those requirements could result in additional costs and legal liabilities. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020, which imposes new responsibilities for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. Despite our efforts, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks on our systems or those of the third parties with whom we do business. While we have implemented administrative and technical controls such as web filtering, endpoint and storage area network antivirus scanning and isolation, next-generation firewalls, a secure email gateway and mobile device administration, purchased cyber insurance coverage and taken other preventive actions to reduce the risk of cyber incidents and protect our IT, these measures, and other measures we may take in the future, can be expensive, and may be insufficient, circumvented or may become ineffective. Any of the foregoing risks and increased costs could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Operation on multiple ERP information systems, and the conversion from multiple systems to a single system, can negatively impact our operations.
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

Processing, consolidating and reconciling information from multiple ERP systems increases the chance of error, and we have at times incurred, and may in the future incur additional, significant costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain accurate books and records and comply with regulatory requirements.

Since the completion of the Merger, the Company has implemented the ERP system utilized by Legacy SBS (“the Legacy SBS ERP system”) at most Legacy BMHC and certain newly acquired locations. If the remaining implementation of the Legacy SBS ERP system across Legacy BMHC and newly acquired operations is not executed successfully, this would result in business interruptions and loss of customers. If we do not complete the remaining implementation timely and successfully, we may also incur additional costs associated with this project and a delay in our ability to improve existing operations, to support future growth and to take advantage of new applications and technologies.

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
Our indebtedness includes obligations under the senior secured notes due 2024 (the “Senior Notes”) and our revolving credit facility (excluding unamortized debt issuance costs) under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), as well as obligations under finance leases. As of December 31, 2019, our total debt was $362.5 million. This leverage could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our indebtedness; increasing our vulnerability to general adverse economic and industry conditions; requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes; increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; exposing us to the risk of increased interest rates as borrowings under certain of our indebtedness are subject to variable rates of interest; placing us at a competitive disadvantage compared to our competitors that have less debt; and limiting our ability to borrow additional funds.

We are substantially reliant on liquidity provided by the Credit Agreement and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow with any improvements in the housing industry and as we execute our strategic growth plan. Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, at times has constrained, and in the future may constrain, our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control.

Our indebtedness and the required payments on our indebtedness or other agreements may be impacted by expected reforms related to LIBOR. For example, the variable interest rates payable under our credit facility are linked to LIBOR as the benchmark for calculating the applicable rates. Recent regulatory guidance and reform proposals regarding LIBOR are expected to ultimately lead to the discontinuation of LIBOR or to cause LIBOR to become unavailable as a benchmark rate. Although our credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

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
The Credit Agreement and Indenture place limitations on our ability and the ability of our subsidiaries to, among other things, incur debt, create other liens on its assets, make investments, sell assets, pay dividends, undertake transactions with affiliates, enter into merger transactions and enter into unrelated businesses. The Credit Agreement also contains a financial covenant requiring us and our subsidiaries to maintain a Fixed Charge Coverage Ratio, as defined therein, of at least 1.00:1.00 at the end of any fiscal quarter during the period from the date that Excess Availability, as defined therein, under the Credit Agreement is less than or equal to the greater of (1) $37.7 million and (2) 10.0% of the Line Cap under the Credit Agreement, as defined therein, until the date that Excess Availability has been greater than the greater of (i) $37.7 million and (ii) 10.0% of the Line Cap for a period of at least 30 consecutive days. The Credit Agreement and Indenture also contain various customary representations and warranties, financial and collateral reporting requirements and other affirmative and negative covenants. Amounts owed under the Credit Agreement and Indenture may be accelerated and the lenders may exercise other remedies available to them upon the occurrence of various events of default set forth in the Credit Agreement and Indenture, including the failure to make principal or interest payments when due, breaches of covenants, representations and warranties set forth in the Credit Agreement and Indenture and defaults under other debt obligations. Acceleration of amounts owed under the Credit Agreement or the Indenture, or the exercise of other remedies available to holders of our debt, could materially and negatively impact our business, financial condition, operating results and cash flows.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.
Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for them. The market price for our common stock fluctuates, at times significantly, for various reasons, including but not limited to:

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

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including our common stock and securities issued by companies in our industry. The changes have at times occurred without regard to the operating performance of the affected companies. Hence, the price of our common stock has fluctuated, and may in the future fluctuate, based upon factors that have little or nothing to do with us and these fluctuations could materially impact our share price.

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

Our operating results have fluctuated, future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our financial results could affect our stock price in the future.
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

Factors associated with our industry, the operation of our business and the markets for our products and services that cause our quarterly financial results to fluctuate, include:

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

One or more of the factors above or the cumulative effect thereof has at times caused fluctuations in our results, and may in the future result in significant fluctuations in our financial and other operating results, including to our key metrics. The variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. This volatility could cause the market price of our shares to fall substantially and we could face costly lawsuits, including securities class action suits.

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

Failure to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act, or to remediate any future material weakness, could have a material adverse effect on us and our stock price.
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

The efforts required to ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis, and to remediate any future material weakness, are costly and time-consuming, and may need to be reevaluated frequently. Implementing appropriate changes to our internal controls may take a significant amount of time to complete, including that of directors, officers and employees, and may entail substantial costs in order to modify our existing internal control systems.

Additionally, we may identify material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, in connection with the preparation of our condensed consolidated financial statements for the quarter ended June 30, 2019, we identified a material weakness in our internal control over financial reporting related to multiple deficiencies regarding the approval and issuance of debit memos and the application of customer payments to accounts receivable balances, and the segregation of duties over the ability to create debit memos and apply customer payments by certain employees responsible for establishing and monitoring the valuation of accounts receivable balances. This material weakness was fully remediated as of December 31, 2019 as discussed in greater detail in Item 9A of this Annual Report on Form 10-K. Remediation efforts can be time-consuming and expensive and can place a significant burden on management, thereby increasing pressure on our financial resources and processes. We may not be successful in making the improvements necessary to remediate any future material weakness, or in doing so in a timely and cost-effective manner.

Any failure to maintain internal control over financial reporting, or any failure to fully remediate any future material weaknesses that may be found to exist, could inhibit our ability to accurately and on a timely basis report our cash flows, results of operations or financial condition in compliance with applicable securities laws. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective internal control systems required of public companies, could also restrict our future access to the capital markets and negatively impact the price and trading market for our common stock.

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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

We have a broad network of distribution and manufacturing operations across 152 facilities in 18 states throughout the eastern, southern and western United States. These branches are supported from our headquarters in Raleigh, North Carolina. Many of our operations are co-located within a single facility: we have 110 distribution operations, 48 millwork fabrication operations and 53 structural component fabrication operations.

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

Our fabrication operations produce roof and floor trusses, wall panels, pre-cut engineered wood, stairs, windows, pre-hung interior and exterior doors and custom millwork. In most cases, they are located on the same premises as our distribution facilities, which facilitates the efficient distribution of product to customers. Millwork fabrication operations typically vary in size from 5,000 to 75,000 square feet of warehouse space to accommodate fabrication lines and the storage of base components and finished goods. Structural component fabrication operations vary in size from 20,000 to 50,000 square feet with five to 25 acres of outside storage for lumber and for finished goods.

We lease 98 facilities, including our corporate and branch support offices, and own 54 facilities. Many of our leases are non-cancellable and typically have an initial operating lease term of five to ten years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and maintenance expenses associated with the properties.
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

Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “BMCH”.
Holders of Record

As of January 31, 2020, there were approximately 20 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Issuer Purchases of Equity Securities

During November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program, which was to expire on November 20, 2019. During October 2019, the Company's board of directors authorized extending this share repurchase program for one year, such that it will expire on November 20, 2020. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. There were no repurchases during the three months ended December 31, 2019. As of December 31, 2019, the Company had approximately $55.7 million of capacity remaining under the current share repurchase authorization.

Stock Performance Graph

The following graph shows the cumulative return for our common stock, the Russell 2000 Index and the S&P 600 Building Products Index (ticker symbol “^SP600-201020”) for the five years ended December 31, 2019. The graph tracks the performance of a $100 investment in our common stock and in each of the indices and assumes reinvestment of dividends, if any. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Item 6.    Selected Financial Data

On December 1, 2015, BMHC and SBS completed the Merger. As the Merger constituted a reverse acquisition for accounting purposes under generally accepted accounting principles in the United States, the historical financial statements of the Company reflect only the operations and financial condition of BMHC. The operating results of SBS are reported as part of the Company beginning on the closing date of the Merger. The selected consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements included as Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Selected consolidated financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements, which are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of operations data:
Net sales	$3,626,593	$3,682,448	$3,365,968	$3,093,743	$1,576,746
Gross profit	951,304	909,216	795,515	741,965	361,410
Selling, general and administrative expenses	727,601	680,273	619,546	571,799	306,843
Net income (loss)	109,845	119,738	57,425	30,880	(4,831)
Net income (loss) per share - basic	1.65	1.78	0.86	0.47	(0.12)
Net income (loss) per share - diluted	1.63	1.77	0.85	0.46	(0.12)

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$245,853	$210,025	$93,934	$106,888	$743
Investing activities	(208,817)	(54,948)	(88,271)	(33,729)	(135,076)
Financing activities	(22,263)	(16,104)	(2,830)	(65,331)	72,160

Other financial data:
Depreciation and amortization	$72,153	$65,388	$69,217	$68,680	$24,589
Capital expenditures	89,392	55,174	63,278	38,067	31,319

Balance sheet data (at period end):
Cash and cash equivalents	$165,496	$150,723	$11,750	$8,917	$1,089
Total current assets	929,653	847,039	734,137	666,942	613,960
Property and equipment, net of accumulated depreciation	345,466	294,327	295,820	286,741	295,978
Total assets (a)	1,906,101	1,576,111	1,473,350	1,395,014	1,371,139
Total debt and finance lease obligations (including current portion)	358,568	360,703	371,636	376,563	426,840
Total stockholders’ equity	981,512	874,659	746,899	680,601	628,932
(a) On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, as amended (“Topic 842”), by applying the guidance at adoption date. As a result, periods prior to the adoption date have not been adjusted and continue to be reported under ASC 840, Leases. See Note 7 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of the Company's adoption of Topic 842.

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
The following discussion and analysis of our financial condition and results of operations includes a comparison of our financial condition and results of operations as of and for the year ended December 31, 2019 compared to the year ended December 31, 2018. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.
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

As part of our initiatives to execute our strategic plan, including growing our value-added product and service offerings and expanding our presence in the professional remodeling space, we plan to continue expanding our business through organic and acquisitive means. The 18 states in which we operate accounted for approximately 66% of 2019 U.S. single-family housing permits according to the U.S. Census Bureau. In these 18 states, we operate in 45 metropolitan areas, which accounted for approximately half of the permits issued in those states, according to the U.S. Census Bureau, providing significant opportunity for growth.

Our net sales for the year ended December 31, 2019 decreased 1.5% compared to the year ended December 31, 2018. We estimate net sales decreased 7.5% from price deflation within the lumber and lumber sheet goods and structural components product categories and 1.0% from the disposition of Coleman Floor (as defined below), partially offset by an increase of 3.9% from the 2019 Acquisitions and Shone Lumber acquisition (as defined below) and 3.1% from other organic growth. Our gross margin was 26.2% for the year ended December 31, 2019 compared to 24.7% for the prior year period. We recorded income from operations of $156.1 million during the year ended December 31, 2019, compared with $170.3 million during the year ended December 31, 2018. See further discussion in “-Operating Results” below.
Factors Affecting Our Operating Results

Our operating results and financial performance are influenced by a variety of factors, including, among others, acquisitions, dispositions and closures, conditions in the housing market and economic conditions generally, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are briefly discussed below.

Acquisitions, dispositions and closures
2019 Acquisitions and closure
The Company completed the following acquisitions during the year ended December 31, 2019 (the "2019 Acquisitions"):

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

•
On December 2, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of DeFord Lumber (“DeFord”), a supplier of millwork, doors, windows, structural components and other building materials primarily to custom and regional homebuilders in the Dallas-Fort Worth metropolitan area.

The preliminary purchase price, in aggregate, for the 2019 Acquisitions was $132.5 million.

As of December 31, 2019, the Company ceased conducting business in its Arkansas market (the "Arkansas Market"), which accounted for less than 1% of the Company's net sales for the year ended December 31, 2019.

2018 Acquisition and disposition
On March 1, 2018, the Company completed the acquisition of W.E. Shone Co. ("Shone Lumber"), a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million.

On November 1, 2018, the Company completed the sale of substantially all of the assets and certain liabilities of its Coleman Floor business ("Coleman Floor") for a sale price of $7.7 million.

Net sales impact
Net sales increased by approximately $109.6 million for the year ended December 31, 2019 as a result of the 2019 Acquisitions and Shone Lumber acquisition, net of the disposition of Coleman Floor.

See Note 3 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of our acquisitions, disposition and closure.

Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, interest rates, consumer confidence, employment rates, wage rates, foreclosure rates, housing inventory levels, housing demand, the availability of land, local zoning and permitting processes, the availability of construction financing, the availability of qualified trade laborers, the health of the economy and mortgage markets and the availability of personal income tax deductions related to home ownership, some of which were limited by the 2017 Tax Act. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, were 0.69 million and 0.71 million in 2018 and 2019, respectively.

As of January 2020, the NAHB forecasted that U.S. single-family housing starts will increase more than 3% in 2020. Additionally, the S&P Corelogic Case-Shiller Home Price Index (the "Home Price Index"), a leading measure of pricing for the U.S. residential housing market, has increased at a 5.9% compound annual growth rate from January 2012 to December 2019, reaching its highest levels ever during December 2019.

According to the U.S. Census Bureau, multi-family housing starts in the United States reached a low of 0.11 million in 2009, but reached levels of 0.37 million and 0.40 million in 2018 and 2019, respectively. The multi-family space represents a significant opportunity for us to capture additional market share and provide value-added solutions.

The professional remodeling space, when compared to new home construction, tends to be less price sensitive and more resilient to broader economic conditions. As of September 2019, the Home Improvement Research Institute estimated 2019 and 2020 U.S. sales of home maintenance, repair and improvement products to the professional market would reach approximately $125 billion and $126 billion, respectively, compared to sales of approximately $119 billion in 2018. Several factors, including the overall age of the U.S. housing stock, rising home prices, availability of consumer capital at interest rates that remain relatively low historically and focus on energy efficiency may drive long-term growth in repair and remodeling expenditures.

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

	Year Ended December 31,
	2019 Versus 2018	2019 Average Price
Framing lumber prices	(23)%	$356
Structural panel prices	(27)%	$351

Periods of increasing prices provide the opportunity for higher sales and increased gross profit, while periods of declining prices may result in declines in sales and profitability. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. The impact of commodity price changes on our operating results is partially dependent on pricing commitments with our customers. If lumber or structural panel prices were to continue to decline significantly from current levels, our sales and profits could be negatively affected as compared to 2019 operating results. For further discussion of the impact of commodity prices on historical periods, see “-Operating Results.”

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

	2019		2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Single-family homebuilders	$2,713,857	74.8%	$2,814,100	76.4%	(3.6)%
Remodeling contractors	419,533	11.6%	427,346	11.6%	(1.8)%
Multi-family, commercial & other contractors	493,203	13.6%	441,002	12.0%	11.8%
Total net sales	$3,626,593	100.0%	$3,682,448	100.0%	(1.5)%

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

Freight costs and fuel charges
A portion of our shipping and handling costs is comprised of diesel and other fuels purchased for our delivery fleet and handling equipment. According to the U.S. Energy Information Administration, the average retail price per gallon for No. 2 diesel fuel was $3.06 and $3.18 for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, we incurred costs of approximately $17.7 million and $17.9 million, respectively, within selling, general and administrative expenses for diesel and other fuels used for our delivery fleet and handling equipment. Future increases in the cost of fuel, or inbound freight costs for the products we purchase, could impact our operating results and cash flows if we are unable to pass along these cost increases to our customers through increased prices.

Operating Results

The following tables set forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Year Ended December 31,
(in thousands)	2019		2018
Net sales	$3,626,593	100.0%	$3,682,448	100.0%
Cost of sales	2,675,289	73.8%	2,773,232	75.3%
Gross profit	951,304	26.2%	909,216	24.7%
Operating expenses:
Selling, general and administrative expenses	727,601	20.1%	680,273	18.5%
Depreciation expense	41,208	1.1%	39,627	1.1%
Amortization expense	18,045	0.5%	15,015	0.4%
Merger and integration costs	6,485	0.2%	3,998	0.1%
Impairment of assets	1,903	0.1%	—	0.0%
Income from operations	156,062	4.3%	170,303	4.6%
Other income (expense)
Interest expense	(23,156)	(0.6)%	(24,035)	(0.7)%
Other income, net	13,578	0.4%	10,646	0.3%
Income before income taxes	146,484	4.0%	156,914	4.3%
Income tax expense	36,639	1.0%	37,176	1.0%
Net income	$109,845	3.0%	$119,738	3.3%

Net sales
For the year ended December 31, 2019, net sales decreased $55.9 million, or 1.5%, to $3,626.6 million from $3,682.4 million during the year ended December 31, 2018. We estimate net sales decreased 7.5% from price deflation within the lumber and lumber sheet goods and structural components product categories and 1.0% from the disposition of Coleman Floor, partially offset by an increase of 3.9% from the 2019 Acquisitions and Shone Lumber acquisition and 3.1% from other organic growth.

We estimate approximately 75% of our net sales for the year ended December 31, 2019 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 3.4% for the year ended December 31, 2019 as compared to the prior year, while single-family houses completed increased 8.9% during the same time period. We estimate that net sales to single-family homebuilders and remodeling contractors decreased 3.3% while net sales to multi-family, commercial and other contractors increased 11.8%.

The following table shows net sales classified by major product category:

	2019		2018
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Structural components	$636,043	17.5%	$622,105	16.9%	2.2%
Lumber & lumber sheet goods	1,040,870	28.7%	1,286,481	34.9%	(19.1)%
Millwork, doors & windows	1,080,837	29.8%	964,684	26.2%	12.0%
Other building products & services	868,843	24.0%	809,178	22.0%	7.4%
Total net sales	$3,626,593	100.0%	$3,682,448	100.0%	(1.5)%

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

Cost of sales
For the year ended December 31, 2019, cost of sales decreased $97.9 million, or 3.5%, to $2,675.3 million from $2,773.2 million during the year ended December 31, 2018. We estimate our cost of sales decreased 8.1% as a result of commodity cost deflation and 1.1% from the disposition of Coleman Floor, partially offset by an increase of 3.9% from the 2019 Acquisitions and Shone Lumber acquisition and 1.8% from other organic growth.

Gross profit
For the year ended December 31, 2019, gross profit increased $42.1 million, or 4.6%, to $951.3 million from $909.2 million for the year ended December 31, 2018, driven primarily by the 2019 Acquisitions and Shone Lumber acquisition and other organic growth, partially offset by commodity price decreases. Our gross margin was 26.2% for the year ended December 31, 2019 and 24.7% for the year ended December 31, 2018. This increase was primarily due to an increase in the percent of net sales derived from our structural components and millwork, doors and windows product categories, which often generate higher gross margins relative to other products, and an increase in the gross margin in our lumber and lumber sheet goods and structural components product categories. Gross margins in our lumber and lumber sheet goods and structural components product categories were higher due to a significant decrease in commodity costs that began in in July 2018, which decreased at a faster rate than our average selling prices.

Operating expenses
For the year ended December 31, 2019:

•
selling, general and administrative expenses increased $47.3 million, or 7.0%, to $727.6 million, from $680.3 million for the year ended December 31, 2018. Approximately $28.1 million of this increase related to selling, general and administrative expenses of the 2019 Acquisitions and Shone Lumber acquisition, $6.4 million related to increased health care costs and $4.3 million related to the out of period correction of a prior period misstatement (see Note 2 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of the prior period misstatement). The remaining increase was primarily related to employee wage inflation and other variable costs to serve higher sales volumes.

•	depreciation expense increased $1.6 million, or 4.0%, to $41.2 million from $39.6 million during the year ended December 31, 2018.

•
amortization expense was $18.0 million compared to $15.0 million in the prior year. This increase resulted from the amortization of intangible assets acquired in the 2019 Acquisitions and Shone Lumber acquisition.

•
the Company incurred $6.5 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs and non-cash charges related to the write-down of certain long-lived assets, compared to $4.0 million for the year ended December 31, 2018. Merger and integration costs for the year ended December 31, 2018 also included a gain from disposition of property due to the integration.

•	the Company recognized asset impairment charges of $1.9 million related to the relocation of the operations of certain of the Company's facilities and its exit from the Arkansas Market.

Interest expense
For the year ended December 31, 2019, interest expense was $23.2 million compared to $24.0 million for the year ended December 31, 2018. This decrease related primarily to reduced borrowings under the revolving line of credit under the Credit Agreement (the “Revolver”). Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.4 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

Other income, net
For the year ended December 31, 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $13.6 million, compared to $10.6 million for the year ended December 31, 2018. This increase was primarily due to an increase in interest income.

Income tax
For the years ended December 31, 2019 and 2018, income tax expense was $36.6 million and $37.2 million, respectively. The effective tax rate for the year ended December 31, 2019 was 25.0% compared to 23.7% for the year ended December 31, 2018. For the year ended December 31, 2019, the Company’s effective tax rate was higher than the Company’s federal and state statutory rates primarily due to an out of period income tax adjustment (see Note 13 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion of the out of period income tax adjustment) and nondeductible expenses. For the year ended December 31, 2018, the Company’s effective tax rate was higher than the Company’s federal and state statutory rates primarily due to nondeductible expenses.

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
Our liquidity at December 31, 2019 was $527.8 million, which included $165.5 million in cash and cash equivalents and $362.3 million of unused borrowing capacity under our Revolver.
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital and any share repurchase activity for at least the next 12 months.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program, which was to expire on November 20, 2019. During October 2019, the Company's board of directors authorized extending this share repurchase program for one year, such that it will expire on November 20, 2020. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. The Company repurchased 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million during the year ended December 31, 2019.
Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $538.3 million and $550.9 million as of December 31, 2019 and 2018, respectively, as summarized in the following table:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$165,496	$150,723
Accounts receivable, net of allowances	325,741	298,440
Inventories	331,969	309,279
Other current assets	106,447	88,597
Accounts payable, accrued expenses and other current liabilities	(359,650)	(289,518)
Current portion of long-term debt and finance lease obligations	(5,577)	(6,661)
Current portion of operating lease liabilities (a)	(26,147)	—
Total net current assets	$538,279	$550,860
(a) Effective January 1, 2019, as part of the Company’s adoption of Topic 842, the Company has recognized right-of-use assets and lease liabilities for the Company's operating leases on its consolidated balance sheets. See Note 7 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of the Company's adoption of Topic 842.

Accounts receivable, net, increased $27.3 million from December 31, 2018 to December 31, 2019 primarily due to the 2019 Acquisitions and an increase in days sales outstanding (measured against net sales in the fourth quarter of each period), which were 31 days at December 31, 2018 and 33 days at December 31, 2019.

Inventories increased $22.7 million from December 31, 2018 to December 31, 2019 primarily due to the 2019 Acquisitions. Inventory days on hand (measured against cost of sales in the fourth quarter of each period) were 44 days at December 31, 2018 and 46 days at December 31, 2019.

Accounts payable, accrued expenses and other current liabilities increased $70.1 million from December 31, 2018 to December 31, 2019 primarily due to the timing of vendor payments.
Cash flows from operating activities
Net cash provided by operating activities was $245.9 million and $210.0 million for the years ended December 31, 2019 and 2018, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2019	2018
Net income	$109,845	$119,738
Non-cash expenses	87,745	75,679
Change in deferred income taxes	12,161	1,266
Change in working capital and other assets and liabilities	36,102	13,342
Net cash provided by operating activities	$245,853	$210,025
Net cash provided by operating activities increased by $35.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily related to changes in working capital and others assets and liabilities. Changes in working capital and other assets and liabilities, which relate primarily to the timing of cash received from customers and cash paid to vendors, increased primarily due to the timing of vendor payments.
Cash flows from investing activities
Net cash used in investing activities was $208.8 million and $54.9 million for the years ended December 31, 2019 and 2018, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2019	2018
Purchases of businesses, net of cash acquired	$(124,412)	$(20,970)
Purchases of property, equipment and real estate	(89,392)	(55,174)
Proceeds from sale of property, equipment and real estate	4,880	11,432
Insurance proceeds	107	1,991
Proceeds from sale of business	—	7,773
Net cash used in investing activities	$(208,817)	$(54,948)
Purchases of businesses, net of cash acquired, for the year ended December 31, 2019 related to the cash paid at closing for the 2019 Acquisitions and for the year ended December 31, 2018, related to the cash paid at closing for the acquisition of Shone Lumber.
Cash used for the purchases of property, equipment and real estate for the years ended December 31, 2019 and 2018 resulted primarily from the purchases of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations.
Proceeds from the sale of property, equipment and real estate during the years ended December 31, 2019 and 2018 related primarily to the sale of real estate of $3.6 million and $10.3 million, respectively.
During the years ended December 31, 2019 and 2018, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015.
Proceeds from the sale of business for the year ended December 31, 2018 related to the cash received at closing from the sale of Coleman Floor.

Cash flows from financing activities
Net cash used in financing activities was $22.3 million and $16.1 million for the years ended December 31, 2019 and 2018, respectively, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2019	2018
Repurchases of common stock under share repurchase program	$(16,446)	$(2,891)
Payments on finance lease obligations and other notes	(6,697)	(8,095)
Net repayments of proceeds from Revolver	—	(4,462)
Other financing activities, net	880	(656)
Net cash used in financing activities	$(22,263)	$(16,104)
During the year ended December 31, 2019, the Company repurchased 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million.  During the year ended December 31, 2018, the Company repurchased 0.2 million shares at a weighted average price of $15.91 per share for a total cost of $2.9 million. These repurchases were effected under the Company's share repurchase program.

Payments on finance lease obligations and other notes declined by $1.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to expiring leases.

The Company made net repayments of $4.5 million on the Revolver during the year ended December 31, 2018. The net repayments during the year ended December 31, 2018 were the result of aggregate payments under the Revolver, partially offset by borrowings to fund the acquisition of Shone Lumber.

Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of equity awards. For the year ended December 31, 2019, other financing activities, net also included the release of the holdbacks for the Shone Lumber and Barefoot acquisitions, net of a post-closing adjustment received related to the Locust acquisition, the payment of the earnout provision for the Code Plus Components, LLC ("Code Plus") acquisition and payments of debt issuance costs related to an amendment to the Credit Agreement. For the year ended December 31, 2018, other financing activities, net also included the release of the holdback for the Code Plus acquisition.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We expect our 2020 capital expenditures, net of proceeds from the sale of property, equipment and real estate to be approximately $80.0 million to $100.0 million primarily related to vehicles and equipment, including lease buyouts, to replace aged assets and support increased sales volume, and facility and technology investments to support our operations.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of December 31, 2019.

Revolving credit agreement
On December 1, 2015, in connection with the Merger, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the "Original Credit Agreement"). The Original Credit Agreement, as previously amended, was further amended on May 31, 2019 when the Company entered into the Third Amended and Restated Credit Agreement, which, among other things, increased the aggregate commitment from $375.0 million to $425.0 million. The Credit Agreement has a letters of credit sublimit of $100.0 million. The Revolver matures at the earlier of (i) May

31, 2024 and (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

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

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $37.7 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $37.7 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ended December 31, 2020. We were in compliance with all covenants under the Credit Agreement as of December 31, 2019.

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

We had no outstanding borrowings with net availability of $362.3 million as of December 31, 2019. We had $56.1 million in letters of credit outstanding under the Credit Agreement as of December 31, 2019.
Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2019. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. We have not included liabilities related to self-insurance reserves in the table below, as these reserves represent an estimate of our future obligations and do not represent cash requirements arising from contractual payment obligations. Purchase orders made in the ordinary course of business and commitments that are cancellable on 30 days’ notice are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the consolidated balance sheets as accounts payable and accrued liabilities.

	Payments Due by Period
(in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Senior Notes obligations (1)	$446.3	$19.3	$38.5	$388.5	$—
Finance lease obligations (2)	13.8	6.0	4.2	1.6	2.0
Operating lease obligations (3)	176.7	34.1	63.3	49.5	29.8
Purchase commitments (4)	29.1	29.1	—	—	—
Total	$665.9	$88.5	$106.0	$439.6	$31.8

(1)
Represents principal of $350.0 million and semi-annual interest payments at a 5.5% interest rate. The Senior Notes mature in October 2024. For further information, refer to Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Data”of this Annual Report on Form 10-K.

(2)
Represents payments under our finance leases for real estate, fleet vehicles and various equipment. For further information, refer to Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)
Represents payments under our operating leases, primarily for buildings, improvements and equipment. For further information, refer to Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(4)
Consists primarily of obligations to purchase vehicles which are enforceable and legally binding on us. Excludes purchase orders made in the ordinary course of business that are short-term or cancellable.

Off-Balance Sheet Arrangements

At December 31, 2019 and 2018, other than letters of credit issued under the Credit Agreement described above, we had no material off-balance sheet arrangements with unconsolidated entities.
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
Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.
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

Revenue recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Our building products contracts typically contain a promise to supply multiple distinct products and thus, they generally contain multiple performance obligations under ASC 606. Depending on the nature of the promises within our construction services contracts and whether they are distinct under ASC 606, there may be a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each distinct performance obligation based on the standalone selling price of each distinct good or service, which is generally determined based on the prices charged to customers.

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

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment, for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment are aggregated as a single reporting unit if they have similar economic characteristics. The Company’s five operating segments, which have been determined to be the Company’s reporting units, are the Mid-Atlantic, Southeast, Texas, Intermountain and Western divisions. The chief operating decision maker (“CODM”) reviews aggregate information to allocate resources and assess performance. Based on the CODM’s review, as well as the similar economic characteristics, nature of products, distribution methods and customers of the divisions, the Company has aggregated its operating segments into one reportable segment. We complete our annual impairment assessment during the third quarter of each year. We did not recognize any impairment for the years ended December 31, 2019, 2018 and 2017. As of the date of the most recent annual test, the fair value of our reporting units substantially exceeded their carrying value.

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

Stock based compensation
During the years ended December 31, 2019, 2018 and 2017, the Company granted restricted stock unit awards and performance restricted stock unit awards to certain employees and directors.

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

During 2019, the Company evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. As of December 31, 2019, we concluded that it is more likely than not that we will realize the benefit of our deferred tax assets, net of a state tax valuation allowance of $0.1 million.

ASC 740 also prescribes a recognition threshold and certain measurement principles for the financial statements related to tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties associated with income taxes, accounting in interim periods, disclosures and transition requirements. As of December 31, 2019 and 2018, the Company recognizes no material uncertain tax positions.

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
Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During 2019, 2018 and 2017, we did not use any interest rate swap contracts to manage this risk. There were no outstanding borrowings under the Revolver as of December 31, 2019.
Commodity Price Risk
Many of the products we purchase and resell are commodities whose price is determined by the market’s supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changing trade policies and tariffs, changes in, or disruptions to, industry production capacity and changes in inventory levels and other factors beyond our control. During 2019, 2018 and 2017, we entered into immaterial lumber future contracts to offset existing or expected risks associated with fluctuations in commodity prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Commodity nature of our products” for further discussion.
We estimate that a 1% increase (decrease) in the sales price of lumber and lumber sheet goods, trusses and wall panels, assuming no change in our costs, would increase (decrease) our annual operating income by approximately $13.6 million (based on our operating results for the year ended December 31, 2019). Conversely, we estimate that a 1% increase (decrease) in the cost of lumber and lumber sheet goods, trusses and wall panels, assuming no offsetting pricing changes, would decrease (increase) our annual operating income by approximately $10.6 million (based on our operating results for the year ended December 31, 2019). However, we would likely adjust our pricing to offset any significant changes in our cost of goods.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
BMC Stock Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BMC Stock Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s annual report on internal control over financial reporting, management has excluded six acquisitions completed during 2019 from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded these six entities from our audit of internal control over financial reporting. These acquisitions are part of wholly-owned subsidiaries whose aggregate total assets and aggregate total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and approximately 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquired Customer Relationship Intangible Assets

As described in Note 3 to the consolidated financial statements, the Company completed six acquisitions in 2019 for a preliminary purchase price of $132.5 million, which resulted in $44.6 million of customer relationship intangible assets being recorded. Management applied significant judgment in estimating the fair value of customer relationship intangible assets acquired, which involved the use of significant estimates and assumptions with respect to discount rates, projected future net sales, projected future expected cash flows and useful lives.

The principal considerations for our determination that performing procedures relating to the valuation of acquired customer relationship intangible assets is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of customer relationships acquired due to the significant judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimate, including the discount rates, projected future net sales, projected future expected cash flows and useful lives; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions related to the valuation of the customer relationship intangible assets, including the discount rates, timing and amounts of the projected future net sales, projected future expected cash flows, and useful lives. These procedures also included, among others (i) reading the executed purchase agreements; (ii) testing management’s process for estimating the fair value of customer relationship intangible assets; and (iii) testing management’s cash flow projections used to estimate the fair value of customer relationship intangible assets, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the discount rates. Evaluating the reasonableness of the discount rates involved considering the cost of capital of comparable businesses and other industry factors. The useful lives were evaluated by considering industry standards.

Valuation of Casualty Insurance Reserves

As described in Note 2 to the consolidated financial statements and presented on the consolidated balance sheet as a liability with a current and long-term portion, the Company’s consolidated insurance reserve balance was $59.9 million as of December 31, 2019. The Company carries insurance for general liability, auto liability and workers’ compensation exposures subject to deductibles or self-insured retentions it believes to be reasonable under the circumstances. The expected liability for unpaid claims includes incurred but not reported losses. Provisions for losses are developed from actuarial valuations that rely upon the Company’s past claims experience, which considers both the frequency and settlement of claims. The casualty insurance liabilities are recorded at their undiscounted value.

The principal considerations for our determination that performing procedures relating to the valuation of casualty insurance reserves is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the valuation of the expected liability for unpaid claims, including incurred but not reported losses, due to the significant judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the actuarial methodology and significant assumptions relating to the estimate, including incurred but not reported losses developed from the Company’s past claims experience, which considers both frequency and settlement of claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions related to the valuation of casualty insurance reserves, including the Company’s past claims experience, which considers both frequency and settlement of claims. These procedures also included, among others (i) testing the completeness and accuracy of data utilized to develop the estimate; (ii) testing management’s process for estimating the valuation of the expected liability for unpaid claims; and (iii) evaluating the appropriateness of valuation methods and actuarial methodology utilized by management to develop the estimate, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the reasonableness of the significant assumptions, including incurred but not reported losses developed from the Company’s past claims experience, which considers both frequency and settlement of claims, and involved assessing the sensitivity of these estimates to alternative assumptions and consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2020

We have served as the Company’s auditor since 2015.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$165,496	$150,723
Accounts receivable, net of allowances	325,741	298,440
Inventories	331,969	309,279
Contract assets	32,125	32,348
Income taxes receivable	7,504	—
Prepaid expenses and other current assets	66,818	56,249
Total current assets	929,653	847,039
Property and equipment, net of accumulated depreciation	345,466	294,327
Operating lease right-of-use assets	139,907	—
Customer relationship intangible assets, net of accumulated amortization	185,049	158,563
Other intangible assets, net of accumulated amortization	580	325
Goodwill	297,146	262,997
Other long-term assets	8,300	12,860
Total assets	$1,906,101	$1,576,111
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$189,644	$123,495
Accrued expenses and other liabilities	117,825	110,276
Contract liabilities	31,094	34,888
Income taxes payable	—	902
Interest payable	4,759	4,759
Current portion:
Long-term debt and finance lease obligations	5,577	6,661
Operating lease liabilities	26,147	—
Insurance reserves	16,328	15,198
Total current liabilities	391,374	296,179
Insurance reserves	43,536	41,270
Long-term debt	346,032	345,197
Long-term portion of finance lease obligations	6,959	8,845
Long-term portion of operating lease liabilities	120,832	—
Deferred income taxes	15,195	3,034
Other long-term liabilities	661	6,927
Total liabilities	924,589	701,452
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 68.3 million and 67.7 million shares issued, and 66.8 million and 67.2 million outstanding at December 31, 2019 and December 31, 2018, respectively	683	677
Additional paid-in capital	687,255	672,095
Retained earnings	320,190	210,345
Treasury stock, at cost, 1.5 million and 0.5 million shares at December 31, 2019 and December 31, 2018, respectively	(26,616)	(8,458)
Total stockholders’ equity	981,512	874,659
Total liabilities and stockholders’ equity	$1,906,101	$1,576,111

The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net sales	$3,626,593	$3,682,448	$3,365,968
Cost of sales	2,675,289	2,773,232	2,570,453
Gross profit	951,304	909,216	795,515

Selling, general and administrative expenses	727,601	680,273	619,546
Depreciation expense	41,208	39,627	43,022
Amortization expense	18,045	15,015	16,003
Merger and integration costs	6,485	3,998	15,336
Impairment of assets	1,903	—	435
	795,242	738,913	694,342
Income from operations	156,062	170,303	101,173
Other income (expense)
Interest expense	(23,156)	(24,035)	(25,036)
Other income, net	13,578	10,646	5,690
Income before income taxes	146,484	156,914	81,827
Income tax expense	36,639	37,176	24,402
Net income	$109,845	$119,738	$57,425

Weighted average common shares outstanding
Basic	66,701	67,273	66,900
Diluted	67,332	67,748	67,404

Net income per common share
Basic	$1.65	$1.78	$0.86
Diluted	$1.63	$1.77	$0.85
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2016	66,814	$668	148	$(2,529)	$649,280	$33,182	$680,601
Exercise of stock options	260	3	—	—	3,393	—	3,396
Shares vested for long-term incentive plan	212	2	—	—	(2)	—	—
Repurchases of common stock related to equity award activity	—	—	59	(1,292)	—	—	(1,292)
Stock compensation expense	—	—	—	—	6,769	—	6,769
Net income	—	—	—	—	—	57,425	57,425
Stockholders’ equity as of December 31, 2017	67,286	673	207	(3,821)	659,440	90,607	746,899
Exercise of stock options	96	1	—	—	1,326	—	1,327
Shares vested for long-term incentive plan	326	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	182	(2,891)	—	—	(2,891)
Repurchases of common stock related to equity award activity	—	—	88	(1,729)	—	—	(1,729)
Share withholdings made in satisfaction of exercise price	—	—	1	(17)	17	—	—
Stock compensation expense	—	—	—	—	11,315	—	11,315
Net income	—	—	—	—	—	119,738	119,738
Stockholders’ equity as of December 31, 2018	67,708	677	478	(8,458)	672,095	210,345	874,659
Exercise of stock options	199	2	—	—	2,702	—	2,704
Shares vested for long-term incentive plan	399	4	—	—	(4)	—	—
Repurchases of common stock under share repurchase program	—	—	961	(16,446)	—	—	(16,446)
Repurchases of common stock related to equity award activity	—	—	89	(1,712)	—	—	(1,712)
Stock compensation expense	—	—	—	—	12,462	—	12,462
Net income	—	—	—	—	—	109,845	109,845
Stockholders’ equity as of December 31, 2019	68,306	$683	1,528	$(26,616)	$687,255	$320,190	$981,512
The accompanying notes are an integral part of these consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$109,845	$119,738	$57,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	54,108	50,373	53,214
Amortization of intangible assets	18,045	15,015	16,003
Amortization of debt issuance costs	1,441	1,684	1,684
Deferred income taxes	12,161	1,266	2,318
Non-cash stock compensation expense	12,462	11,315	6,769
Gain on sale of property, equipment and real estate	(1,973)	(3,321)	(1,683)
Gain on insurance proceeds	(107)	—	(1,991)
Other non-cash adjustments	3,769	613	987
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	846	16,078	(3,252)
Inventories	68	3,257	(32,297)
Accounts payable	52,364	(51,348)	3,477
Other assets and liabilities	(17,176)	45,355	(8,720)
Net cash provided by operating activities	245,853	210,025	93,934
Cash flows from investing activities
Purchases of businesses, net of cash acquired	(124,412)	(20,970)	(38,438)
Purchases of property, equipment and real estate	(89,392)	(55,174)	(63,278)
Proceeds from sale of property, equipment and real estate	4,880	11,432	13,445
Insurance proceeds	107	1,991	—
Proceeds from sale of business	—	7,773	—
Net cash used in investing activities	(208,817)	(54,948)	(88,271)
Cash flows from financing activities
Proceeds from revolving line of credit	110,987	854,946	995,306
Repayments of proceeds from revolving line of credit	(110,987)	(859,408)	(990,844)
Repurchases of common stock under share repurchase program	(16,446)	(2,891)	—
Payments on finance lease obligations	(6,697)	(7,759)	(9,926)
Secured borrowings	2,445	431	2,880
Proceeds from exercise of stock options	2,704	1,327	3,396
Repurchases of common stock related to equity award activity	(1,712)	(2,044)	(977)
Acquisition-related post-closing payments, net	(1,028)	(370)	—
Earnout payments	(628)	—	—
Payments of debt issuance costs	(901)	—	(38)
Principal payments on other notes	—	(336)	(2,627)
Net cash used in financing activities	(22,263)	(16,104)	(2,830)
Net increase in cash and cash equivalents	14,773	138,973	2,833
Cash and cash equivalents
Beginning of period	150,723	11,750	8,917
End of period	$165,496	$150,723	$11,750

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information
Interest paid	$21,715	$22,361	$24,210
Cash paid for income taxes, net	32,884	31,260	22,858
Non-cash investing and financing transactions
Acquisition-related holdback payments due at future date	8,478	1,403	375
Accrued purchases of property and equipment	8,333	1,963	811
Assets acquired under finance lease obligations	3,727	821	2,481
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

Business and credit concentrations
The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. Mitigating this credit risk is collateral underlying certain accounts receivable (perfected liens or lien rights) as well as the Company’s analysis of a customer’s credit history prior to extending credit. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across various regions of the United States. At December 31, 2019 and 2018, no customer represented more than 10% of accounts receivable. For the years ended December 31, 2019, 2018 and 2017, no customer accounted for more than 10% of revenue.

The Company’s future results could be adversely affected by a number of factors including competitive pressure on sales and pricing, weather conditions, consumer spending and debt levels, interest rates, existing residential home sales and new home construction, lumber prices and product mix.

Cash and cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of December 31, 2019 and 2018, the Company had cash equivalents of $4.4 million and $146.1 million, respectively. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and was classified as a Level 1 or Level 2 measurement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).

Book overdrafts occur when purchases on corporate purchasing cards and checks written exceed available bank balances at a specific bank, despite there being cash at the Company’s other financial institutions. For accounting purposes, the Company reclassifies these book overdrafts to accounts payable on the consolidated balance sheets. Book overdrafts included in accounts payable were $2.5 million and $0.1 million at December 31, 2019 and 2018, respectively.

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

Consideration received from suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Supplier rebates are accrued as part of cost of goods sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. The Company estimates the rebates applicable to inventory on-hand at each period end based on the estimated percentage of supplier rebates to be earned. The Company also receives consideration from suppliers to promote their products (“marketing and advertising allowances”), which are accrued as a reduction to cost of goods sold or selling, general and administrative expenses, depending on the nature of the allowance. Total rebates and marketing and advertising allowances receivable at December 31, 2019 and 2018 were $20.8 million and $18.0 million, respectively, included in prepaid expenses and other current assets.

Revenue recognition
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s building products contracts typically contain a promise to supply multiple distinct products and thus, they generally contain multiple performance obligations under ASC 606. Depending on the nature of the promises within the Company’s construction services contracts and whether they are distinct under ASC 606, there may be a single performance obligation or multiple performance obligations. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each distinct performance obligation based on the standalone selling price of each distinct good or service, which is generally determined based on the prices charged to customers.

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

Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. Historically, the Company has made reasonable estimates of the extent of progress towards completion and contract completion costs. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revenue recognized for performance obligations satisfied over time for the year ended December 31, 2019 represented approximately 30% of total revenues.

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

Shipping and handling costs
The Company includes shipping and handling costs in selling, general and administrative expenses and depreciation expense on the consolidated statements of operations. Shipping and handling costs included in selling, general and administrative expenses were $200.8 million, $189.6 million and $172.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Shipping and handling costs included in depreciation expense were $25.2 million, $22.9 million and $24.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Property and equipment that is expected to be sold within the next twelve months, is actively marketed in its current condition for a price that is reasonable in comparison to its estimated fair value and meets other relevant held-for-sale criteria are classified as assets held for sale. Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated. An impairment for assets held for sale is recognized if the carrying amount is not recoverable. Assets held for sale were not presented separately and were classified as other long-term assets in the consolidated balance sheets and were $1.3 million at December 31, 2018. There were no assets held for sale at December 31, 2019.

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

The Company completes its annual impairment assessment during the third quarter of each year. The Company did not recognize any impairment for the years ended December 31, 2019, 2018 and 2017. As of the date of the most recent annual test, the fair value of our reporting units substantially exceeded their carrying value. The Company may consider qualitative factors as part of its annual impairment assessment to determine whether it is more likely than not that a reporting unit’s carrying value exceeds its fair value. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs the two-step impairment test. Alternatively, the Company may bypass the qualitative test and initiate goodwill impairment testing with the first step of the two-step goodwill impairment test. During the first step of the goodwill impairment test, the fair value of the reporting unit is compared to its carrying value, including goodwill. The Company may derive a reporting unit’s fair value through a combination of the market approach (a guideline transaction method) and the income approach. The income approach uses a reporting unit’s projection of estimated future cash flows that is discounted at a market derived weighted average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.

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

Treasury stock
During November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program, which was to expire on November 20, 2019. During October 2019, the Company's board of directors authorized extending this share repurchase program for one year, such that it will expire on November 20, 2020. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. During the years ended December 31, 2019 and 2018, utilizing cash from operations, the Company repurchased 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million and 0.2 million shares at a weighted average price of $15.91 per share for a total cost of $2.9 million, respectively. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the consolidated balance sheets as of December 31, 2019 and 2018. As of December 31, 2019, the Company had approximately $55.7 million of capacity remaining under the current share repurchase authorization.

Employees have the option to surrender shares to the Company to satisfy their tax withholding obligations in connection with the vesting of certain awards. These surrendered shares are reflected as treasury stock, at cost, on the consolidated balance sheet as of December 31, 2019 and 2018.

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

ASC 740 defines the methodology for recognizing the benefits of uncertain tax return positions as well as guidance regarding the measurement of the resulting tax benefits. These provisions require an enterprise to recognize the financial statement effects of a tax position when it is more likely than not, which is defined as a likelihood of more than 50%, based on technical merits, that the position will be sustained upon examination. The evaluation of whether a tax position meets the more likely than not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates. The Company had no material uncertain tax positions as of December 31, 2019.

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

In January 2015, the Company entered into a retroactive reinsurance contract to transfer the risk of loss of certain insurance reserves for workers’ compensation claims incurred from 2006 to 2011 to a reinsurer. Pursuant to the reinsurance contract, the reinsurer is obligated to pay an aggregate maximum of $17.5 million for these claims with any excess borne by the Company. The Company maintains the insurance reserves related to these claims as a liability on its consolidated balance sheet with an offsetting reinsurance receivable, which includes current and long-term components. As of December 31, 2019 and 2018, the carrying value of the insurance reserves related to these claims and the offsetting reinsurance receivable was $2.5 million and $3.7 million, respectively. Changes in these claims are recorded as an increase or decrease in the insurance reserves and corresponding increase or decrease in the reinsurance receivable. Additionally, the Company monitors the financial condition of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

Retirement savings program
The Company sponsors a defined contribution retirement savings plan. The Company has recorded expense of $11.2 million, $5.9 million and $5.2 million related to employer contributions for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are recorded to either selling, general and administrative expenses or cost of sales on the consolidated statements of operations, depending on the classification of the employee.

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

The Company determines if an arrangement contains a lease at inception. The Company has lease agreements with lease and non-lease components, which for all such leases are generally accounted for separately. The Company has elected the short-term lease exception under ASC 842, Leases, for all leases and as such, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term.

Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and any initial direct costs incurred. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Advertising and promotion
Costs associated with advertising and promoting products and services are expensed in the period incurred. Cooperative advertising allowances that are reimbursement of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expenses in selling, general and administrative expenses. If those conditions are not met, the cooperative advertising allowances are recorded as a reduction in inventory and a subsequent reduction in cost of goods sold when the related product is sold. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $6.0 million, $4.9 million and $5.8 million, respectively, of advertising and promotion expenses, net of cooperative advertising allowances, in selling, general and administrative expenses.

Stock-based compensation
In accordance with the requirements of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees using a fair value based pricing model. The compensation expense is recognized over the requisite service period, using graded vesting. The Company accounts for forfeitures as they occur.

Debt issuance costs
Costs incurred in connection with the Company’s revolving line of credit and senior secured notes are capitalized and amortized over the term of the applicable agreement. Total debt issuance costs, net of accumulated amortization, were $5.9 million and $6.4 million as of December 31, 2019 and 2018, respectively. Debt issuance costs related to the Company’s revolving line of credit and senior secured notes are included in other long-term assets and long-term debt, respectively, on the consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $1.7 million and $1.7 million, respectively, and is included in interest expense on the consolidated statements of operations.

Derivatives
During the years ended December 31, 2019, 2018 and 2017, the Company entered into immaterial lumber future contracts to offset existing or expected risks associated with fluctuations in commodity prices. The Company does not enter into derivative instruments for speculative or trading purposes. The Company recognizes all derivative instruments as assets or liabilities in the Company’s balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are reported in earnings. The Company elected not to designate any new derivative instruments as hedges for the years ended December 31, 2019, 2018 or 2017, and therefore, all changes in the fair market value of the derivative instruments have been reported in cost of sales on the consolidated statements of operations.

Warranty expense
The Company has warranty obligations with respect to most manufactured products. As of December 31, 2019 and 2018, the Company had warranty liabilities of $2.3 million and $2.9 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets.

Comprehensive income
Comprehensive income is equal to the net income for all periods presented.

Statement of cash flows
Proceeds from revolving line of credit and repayments of proceeds from revolving line of credit as presented on the consolidated statements of cash flows includes all cash activities and transactions between the Company and its associated lenders in relation to the revolving line of credit, excluding interest and fees, and is specifically inclusive of operating cash receipts that are automatically applied to the revolving line of credit pursuant to a cash sweep agreement. See Note 10 for further details on the Company’s revolving line of credit.

Prior Period Misstatement
During the three months ended June 30, 2019, the Company identified that a former credit manager within one of its local operations violated the Company’s credit policy by intentionally misapplying certain customer payments, both within a single customer balance as well as across multiple customer balances, and created inappropriate debit memos, all with the intent to manipulate the aging of certain unpaid customer invoices. These inappropriate activities resulted in an understatement of the Company’s provision for doubtful accounts in previously issued financial statements (the “Prior Period Misstatement”). The Company has corrected for such Prior Period Misstatement by recording, during the three months ended June 30, 2019 (which is included in the year ended December 31, 2019), an out of period bad debt expense of approximately $4.3 million in selling, general and administrative expenses and a corresponding decrease to accounts receivable, net of allowances. The Company has concluded that the financial impact of the Prior Period Misstatement is not material to any of its previously issued financial statements and that the correction of such Prior Period Misstatement is not material to the financial results for the year ended December 31, 2019.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently adopted accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-02” or “Topic 842”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company adopted ASU 2016-02 on January 1, 2019 by recording ROU assets for its operating leases totaling approximately $110 million and corresponding lease liabilities totaling approximately $115 million. The impact of adopting ASU 2016-02 was not material to the Company’s results of operations or cash flows for the year ended December 31, 2019. See Note 7 for further details.

Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. Modified retrospective application is required, with certain exceptions. The Company expects to adopt the standard on January 1, 2020. The Company does not expect adoption of the standard to have a material impact on the Company's allowance for financial instruments within the scope of the standard, including its trade receivables and contract assets. The Company continues to evaluate the disclosure requirements of the standard.
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
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-12 is effective for the Company's annual and interim periods beginning on January 1, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is evaluating the impact of the standard on its consolidated financial statements.
3.    Acquisitions, Dispositions and Closure

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

2019 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2019:

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

•
On December 2, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of DeFord Lumber (“DeFord”), a supplier of millwork, doors, windows, structural components and other building materials primarily to custom and regional homebuilders in the Dallas-Fort Worth metropolitan area.

The Barefoot, Locust Lumber, Kingston Lumber, Heritage One, Colorado Fasteners and DeFord acquisitions (the “2019 Acquisitions”) enhance the Company’s value-added offerings and footprint in the respective metropolitan areas.

The preliminary purchase price, in aggregate, for the 2019 Acquisitions was $132.5 million. The preliminary purchase price includes holdbacks which, after certain post-closing adjustments, require the Company to pay up to $8.5 million, in aggregate, to the sellers of Barefoot, Kingston Lumber, Heritage One, Colorado Fasteners and DeFord one year from the respective closing dates. The holdback amounts may be further reduced under certain circumstances. The Company funded the 2019 Acquisitions through available cash.

The preliminary purchase price allocation for the 2019 Acquisitions, in aggregate, resulted in the initial recognition of goodwill of $34.8 million, customer relationship intangible assets of $44.6 million, non-compete agreement intangible assets of $0.5 million, accounts receivable of $28.0 million, inventory of $22.8 million and property and equipment of $8.7 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 9 years and 4 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill is expected to be deductible for tax purposes.

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

For the year ended December 31, 2018, the 2019 Acquisitions generated net sales, in aggregate, of approximately $274 million. The Company incurred transaction costs of $0.8 million for the year ended December 31, 2019 related to the 2019 Acquisitions, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Net sales and pre-tax earnings for the 2019 Acquisitions included in the consolidated statements of operations during the year ended December 31, 2019 were $136.9 million and $9.2 million, respectively. The impact of the 2019 Acquisitions was not considered significant for the reporting of pro forma financial information.

2019 Closure
As of December 31, 2019, the Company ceased conducting business in its Arkansas market (the "Arkansas Market"), which accounted for less than 1% of the Company's net sales for the year ended December 31, 2019. The exit from the Arkansas Market did not represent a strategic shift under ASC 205, Presentation of Financial Statements ("ASC 205"), and as such, is not reported as a discontinued operation in the Company’s consolidated financial statements. The Company recognized asset impairment charges of $1.3 million related to its exit from the Arkansas Market.

2018 Acquisition
On March 1, 2018, the Company acquired substantially all of the assets and assumed certain liabilities of W.E. Shone Co. (“Shone Lumber”), a supplier of building materials in the state of Delaware, for a purchase price of $22.4 million. This acquisition enhances the Company’s value-added offerings and footprint in the Mid-Atlantic region. The purchase price included a holdback that, after certain post-closing adjustments, required the Company to pay $1.4 million to the sellers during the year ended December 31, 2019. The Company funded the transaction through available cash and borrowings on the Company’s revolving line of credit.

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

Net sales and pre-tax earnings for Shone Lumber included in the consolidated statements of operations from the March 1, 2018 acquisition date to December 31, 2018 were $60.9 million and $3.2 million, respectively. The impact of the acquisition was not considered significant for the reporting of pro forma financial information.

2018 Disposition
On November 1, 2018, the Company completed the sale of substantially all of the assets and certain liabilities of its Coleman Floor business (“Coleman Floor”) for a sale price of $7.7 million. For the year ended December 31, 2018, the net sales of Coleman Floor represented approximately 1% of the Company’s net sales. The sale did not represent a strategic shift under ASC 205, and as such, is not reported as a discontinued operation in the Company’s consolidated financial statements. Including certain customary post-closing adjustments recognized during the year ended December 31, 2019, the Company recognized a gain on the sale of $0.1 million, which is included in other income, net in the consolidated statements of operations.

2017 Acquisitions
The Company completed the following acquisitions during the year ended December 31, 2017:

•
On March 27, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Code Plus Components, LLC (“Code Plus”), a manufacturer of structural components located in Martinsburg, West Virginia.

•
On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Texas Plywood & Lumber Company, Inc. (“TexPly”), a supplier of production millwork and doors in the Dallas-Fort Worth area.

The Code Plus and TexPly acquisitions enhance the Company's value-added offerings and footprint in the respective metropolitan areas.

The purchase price, in aggregate, for the Code Plus and TexPly acquisitions was $38.8 million. The Code Plus acquisition included an earnout provision that required the Company to pay the sellers an additional $0.8 million during the year ended December 31, 2019, due to the acquired operations achieving certain performance targets from the acquisition date through December 31, 2018. The Company funded the Code Plus and TexPly acquisitions through borrowings on the Company's revolving line of credit.

The purchase price allocation for the Code Plus and TexPly acquisitions, in aggregate, resulted in the recognition of goodwill of $7.0 million, customer relationship intangible assets of $15.9 million, a non-compete agreement intangible asset of $0.5 million, accounts receivable of $6.1 million, inventory of $4.5 million and real property of $5.4 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 13 years and 5 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill recognized is expected to be deductible for tax purposes.

Net sales and pre-tax earnings for Code Plus and TexPly, in aggregate, included in the consolidated statements of operations were $54.3 million and $3.2 million, respectively, for the year ended December 31, 2017. The impact of the Code Plus and TexPly acquisitions was not considered significant for the reporting of pro forma financial information.
4.    Accounts Receivable

Accounts receivable consist of the following at December 31, 2019 and 2018:

(in thousands)	2019	2018
Trade receivables	$334,059	$305,363
Allowance for doubtful accounts	(5,674)	(4,904)
Other allowances	(2,644)	(2,019)
	$325,741	$298,440

The following table shows the changes in the allowance for doubtful accounts:

(in thousands)	2019	2018	2017
Balance at January 1	$4,904	$4,771	$4,162
Write-offs	(8,588)	(4,676)	(3,665)
Recoveries	1,811	1,460	960
Increase in allowance	7,547	4,906	3,314
Other (a)	—	(1,557)	—
Balance at December 31	$5,674	$4,904	$4,771

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
5.    Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, millwork, doors and windows, as well as certain manufactured products and are valued at the lower of cost or net realizable value, with cost being measured using a weighted average cost approach, which approximates the first-in, first-out approach. A provision for excess and obsolete inventory of $3.0 million and $2.3 million is recorded as of December 31, 2019 and 2018, respectively.

6.    Property and Equipment

Property and equipment consists of the following at December 31, 2019 and 2018:

(in thousands)	2019	2018
Land	$47,852	$48,027
Buildings and improvements	117,673	106,072
Leasehold improvements	26,580	22,758
Furniture, fixtures and equipment	224,469	186,017
Vehicles	159,156	134,470
Construction-in-progress	19,934	11,695
	595,664	509,039
Less: Accumulated depreciation	(250,198)	(214,712)
	$345,466	$294,327

Total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $54.1 million, $50.4 million and $53.2 million, respectively, including amortization expense related to finance leases. These amounts include depreciation expense of $12.9 million, $10.7 million and $10.2 million included in cost of sales in 2019, 2018 and 2017, respectively.

Impairment of BMHC ERP System
During the year ended December 31, 2017, the Company determined that it had ceased receiving economic benefit from certain non-cancellable license and service contracts related to the enterprise resource planning system previously utilized by BMHC. In accordance with ASC 420, Exit or Disposal Cost Obligations, as of the cease use date, the Company recognized approximately $2.8 million of expense within Merger and integration costs in its consolidated statements of operations for the year ended December 31, 2017, consisting of $2.1 million for contractual payments due subsequent to the cease use date, all of which have been paid as of December 31, 2017, and the acceleration of expense recognition of unamortized prepaid costs of $0.7 million.
7.    Leases

Adoption of Topic 842
On January 1, 2019, the Company adopted Topic 842 by applying the guidance at adoption date. As a result, the comparative information as of December 31, 2018 and for the years ended December 31, 2018 and 2017 has not been adjusted and continues to be reported under ASC 840, Leases (“ASC 840”). The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s results of operations or cash flows for the year ended December 31, 2019.

Beginning January 1, 2019, the Company recognized ROU assets and lease liabilities for the Company’s operating leases on its consolidated balance sheets. ROU assets for the Company’s operating leases are presented within operating lease right-of-use assets on the Company’s consolidated balance sheets, while the lease liabilities for the Company’s operating leases are presented within operating lease liabilities, with a current and long-term portion. Upon adoption of Topic 842, the balances at the adoption date of prepaid and accrued rent, lease incentives and unamortized assets and liabilities related to favorable and unfavorable leases were reclassified and are now presented within operating lease right-of-use assets on the Company’s consolidated balance sheets. Refer to Note 2 for further discussion of the Company’s ROU assets and lease liabilities. The Company’s accounting for its historical capital leases, which are now presented as finance leases under Topic 842, remained substantially unchanged.

Leases
The components of lease cost for the year ended December 31, 2019 were as follows:

(in thousands)	Classification	Year Ended December 31, 2019
Operating lease cost (a)	Selling, general and administrative expenses or Cost of sales (b)	$39,243

Finance lease cost
Amortization of ROU assets	Depreciation expense or Cost of sales (b)	$6,534
Interest on lease liabilities	Interest expense	613
Total finance lease cost		$7,147
(a) Includes short-term leases and variable lease costs, which are not material.
(b) A portion of the operating lease cost and amortization of ROU assets held under finance leases is included within cost of sales on the consolidated statements of operations, depending on the type of operations undertaken by the related facility or asset.

The Company subleases certain facilities to third parties. Income from sublease rentals for the year ended December 31, 2019 was not material.

The following table presents the Company’s right-of-use assets and lease liabilities as of December 31, 2019 and 2018:

(in thousands)	Classification	December 31, 2019	December 31, 2018
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$139,907	$—
Finance lease right-of-use assets (a)	Property and equipment, net of accumulated depreciation	14,444	17,159
Total leased right-of-use assets		$154,351	$17,159
Liabilities
Current portion
Operating lease liabilities	Current portion of operating lease liabilities	$26,147	$—
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	5,577	6,661
Noncurrent portion
Operating lease liabilities	Long-term portion of operating lease liabilities	120,832	—
Finance lease liabilities	Long-term portion of finance lease obligations	6,959	8,845
Total lease liabilities		$159,515	$15,506
(a) Finance lease right-of-use assets are presented net of accumulated amortization of $43.7 million and $42.5 million as of December 31, 2019 and 2018, respectively.

The following table presents the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.0
Finance leases	4.0
Weighted average discount rate
Operating leases	6.1%
Finance leases	4.7%

Future maturities of lease liabilities as of December 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2020	$34,103	$6,037	$40,140
2021	32,672	2,825	35,497
2022	30,667	1,338	32,005
2023	27,467	1,120	28,587
2024	21,996	466	22,462
Thereafter	29,796	2,010	31,806
Total lease payments	176,701	13,796	190,497
Less: Interest	(29,722)	(1,260)	(30,982)
Present value of lease liabilities	$146,979	$12,536	$159,515

As of December 31, 2019, the Company had an additional lease for office space that has not yet commenced, as the office space has not yet been made available to the Company. The office space lease is expected to commence in 2020 and contains undiscounted lease payments of $12.3 million over the 8 year term of the lease. These payments are not included in the table above.
Cash paid for amounts included in the measurement of lease liabilities and right-of-use assets obtained in exchange for lease obligations during the year ended December 31, 2019 were as follows:

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$32,518
Operating cash flows from finance leases	608
Financing cash flows from finance leases	6,697
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$56,318
Finance leases	3,727

Disclosures related to periods prior to adoption of Topic 842
As previously discussed, the Company adopted Topic 842 by applying the guidance at the adoption date, January 1, 2019. As required, the following disclosures are provided for periods prior to adoption, which continue to be presented in accordance with ASC 840.
Total rent expense under operating leases, excluding short-term rentals, for the years ended December 31, 2018 and 2017 was $32.2 million and $30.5 million, respectively, which are included in either cost of sales or selling, general and administrative expenses on the consolidated statements of operations, depending on the type of operations undertaken by the related facility or asset.

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
8.    Goodwill and Intangible Assets, Net

Goodwill
The following table details the goodwill activity for the years ended December 31, 2019 and 2018:

(in thousands)
December 31, 2017	$261,792
Acquisition of Shone Lumber	2,526
Disposition of Coleman Floor	(1,321)
December 31, 2018	262,997
2019 Acquisitions	34,832
Exit from Arkansas Market	(683)
December 31, 2019	$297,146

Intangible assets
Intangible assets represent the value assigned to trademarks, customer relationships and non-compete agreements in connection with acquired companies. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets.

	Trademarks		Customer Relationships		Non-Compete Agreements
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization	Total
December 31, 2016	$5,350	$(2,548)	$179,700	$(15,509)	$6,512	$(6,290)	$167,215
Acquisition of Code Plus	—	—	2,300	—	500	—	2,800
Acquisition of TexPly	—	—	13,600	—	—	—	13,600
Amortization	—	(2,010)	—	(13,785)	—	(208)	(16,003)
December 31, 2017	5,350	(4,558)	195,600	(29,294)	7,012	(6,498)	167,612
Acquisition of Shone Lumber	—	—	7,000	—	—	—	7,000
Disposition of Coleman Floor	(1,000)	291	—	—	—	—	(709)
Amortization	—	(83)	—	(14,743)	—	(189)	(15,015)
December 31, 2018	4,350	(4,350)	202,600	(44,037)	7,012	(6,687)	158,888
2019 Acquisitions	—	—	44,550	—	470	—	45,020
Exit from Arkansas Market	—	—	(308)	74	—	—	(234)
Amortization	—	—	—	(17,830)	—	(215)	(18,045)
December 31, 2019	$4,350	$(4,350)	$246,842	$(61,793)	$7,482	$(6,902)	$185,629

Aggregate amortization expense was $18.0 million, $15.0 million and $16.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based upon current assumptions, the Company expects that its definite-lived intangible assets will be amortized according to the following schedule:

(in thousands)
2020	$20,060
2021	19,965
2022	19,879
2023	19,854
2024	19,837
Thereafter	86,034
$185,629

9.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following at December 31, 2019 and 2018.

(in thousands)	2019	2018
Accrued payroll and other employee related expenses	$65,896	$62,518
Accrued taxes	19,661	21,028
Acquisition holdback and earnout liabilities	8,478	2,136
Accrued rebates payable	5,012	5,725
Refund liability for inventory returns	3,626	3,850
Accrued warranty reserve	2,295	2,930
Accrued credit card fees	1,277	1,110
Accrued professional fees	1,102	1,156
Pending litigation accrual	—	2,950
Current portion deferred rent (a)	—	694
Unfavorable leases (a)	—	416
Other	10,478	5,763
	$117,825	$110,276

(a) Effective January 1, 2019, upon adoption of Topic 842, the balances at the adoption date of prepaid and accrued rent, lease incentives and unamortized assets and liabilities related to favorable and unfavorable leases were reclassified and are now presented within operating lease right-of-use assets on the Company’s consolidated balance sheets. See Note 7 for further details.
10.    Debt

Long-term debt at December 31, 2019 and 2018 consists of the following:

(in thousands)	December 31, 2019	December 31, 2018
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	—
	350,000	350,000
Unamortized debt issuance costs related to senior secured notes	(3,968)	(4,803)
	346,032	345,197
Less: Current portion of long-term debt	—	—
	$346,032	$345,197

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

The Indenture contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equityholders, asset sales and affiliate transactions. The Company may redeem the Senior Notes in whole or in part at the redemption prices set forth in the Indenture plus accrued and unpaid interest. If the Company experiences certain change of control events, holders of the Senior Notes may require the Company to repurchase all or part of their Senior Notes at a price equal to 101% plus accrued and unpaid interest. The Company was in compliance with all debt covenants under the Indenture as of December 31, 2019.

As of December 31, 2019, the estimated market value of the Senior Notes was $14.9 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

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
The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equityholders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (1) $37.7 million and (2) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (1) $37.7 million and (2) 10% of the line cap for 30 consecutive days. The Company was in compliance with all debt covenants under the Credit Agreement as of December 31, 2019.
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
The Company had no outstanding borrowings under the Revolver with net availability of $362.3 million as of December 31, 2019. The Company had $56.1 million in letters of credit outstanding under the Credit Agreement as of December 31, 2019. Obligations under the Credit Agreement are guaranteed by the Company’s material subsidiaries. Obligations under the Credit Agreement and the guarantees of those obligations, are secured by substantially all of the Company’s assets and those of the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in certain accounts receivable, inventory and certain other assets of the Company and a second-priority security interest in substantially all other assets of the Company that secure the Senior Notes on a first-priority basis.

Scheduled maturities of long-term debt were as follows:

(in thousands)
2020	$—
2021	—
2022	—
2023	—
2024	350,000
Thereafter	—
$350,000

11.    Other Long-term Liabilities

Other long-term liabilities consists of the following at December 31, 2019 and 2018:

(in thousands)	2019	2018
Long-term deferred rent (a)	$—	$4,347
Unfavorable leases (a)	—	1,843
Other	661	737
	$661	$6,927

(a) Effective January 1, 2019, upon adoption of Topic 842, the balances at the adoption date of prepaid and accrued rent, lease incentives and unamortized assets and liabilities related to favorable and unfavorable leases were reclassified and are now presented within operating lease right-of-use assets on the Company’s consolidated balance sheets. See Note 7 for further details.
12.    Revenue

Disaggregation of revenue
The following table reflects the Company’s estimate of net sales by each customer type for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Single-family homebuilders	$2,713,857	$2,814,100	$2,526,837
Remodeling contractors	419,533	427,346	380,460
Multi-family, commercial & other contractors	493,203	441,002	458,671
Total net sales	$3,626,593	$3,682,448	$3,365,968

Net sales for the Company's building products contracts was $2,727.7 million, $2,856.7 million and $2,561.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net sales for the Company's construction services contracts, which includes both products and installation services, was $898.9 million, $825.8 million and $804.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net sales from installation services was less than 10% of the Company's net sales for each period presented. See Note 16 for a disaggregation of the Company’s net sales by main product lines.

Contract balances
The following table reflects the Company’s contract balances as of December 31, 2019 and 2018:

(in thousands)	December 31, 2019	December 31, 2018	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$333,044	$306,370	$26,674
Contract assets	32,125	32,348	(223)
Contract liabilities	$31,094	$34,888	$(3,794)

During the year ended December 31, 2019, the Company’s contract assets decreased by $0.2 million and the Company’s contract liabilities decreased by $3.8 million. The change in contract assets and liabilities was primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the year ended December 31, 2019, the Company recognized revenue of $32.3 million, that was included in contract liabilities as of December 31, 2018. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the year ended December 31, 2019.

Practical expedients
As permitted by ASC 606, the Company has elected to expense any incremental costs of obtaining a contract as incurred as the amortization period would have been one year or less. Additionally, as permitted by ASC 606, the Company has elected not to adjust the promised amount of consideration for a significant financing component as the Company expects that the period of time between the Company’s satisfaction of the performance obligation and the customer’s payment would have been one year or less. Finally, as permitted by ASC 606, the Company has elected not to disclose the value of unsatisfied performance obligations, as the Company’s contracts generally have an original expected length of one year or less.
13.    Income Taxes

The components of income tax expense for the years ended December, 31 2019, 2018 and 2017 are as follows:

(in thousands)	2019	2018	2017
Current
Federal	$22,408	$32,042	$20,215
State	2,070	3,868	1,869
	24,478	35,910	22,084
Deferred
Federal	10,595	160	1,797
State	1,566	1,106	521
	12,161	1,266	2,318
	$36,639	$37,176	$24,402

A reconciliation of differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate from continuing operations for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax	2.2	2.6	2.9
Nondeductible capitalized transaction costs	—	—	0.2
Nondeductible compensation expense	0.5	0.2	0.2
Nondeductible (permanent) items	0.3	0.2	0.9
IRC Section 199 manufacturing deduction	—	0.1	(2.5)
Changes in tax rates, including 2017 Tax Act	—	(0.2)	(4.4)
Shortfall / (windfall) tax benefit of stock compensation	0.9	(0.2)	(2.3)
Other items	0.1	—	(0.2)
Effective tax rate	25.0%	23.7%	29.8%

On December 22, 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted, which significantly changed U.S. tax law effective January 1, 2018 by, among other things, lowering corporate income tax rates from 35% to 21%, eliminating Internal Revenue Code (“IRC”) Section 199 manufacturing deduction, accelerating tax depreciation on certain acquired assets, further limiting executive compensation, and creating certain interest deduction limitations. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized a provisional net tax benefit of $3.6 million during the year ended December 31, 2017 related to the impact of the 2017 Tax Act for the remeasurement of deferred tax assets and liabilities. During the year ended December 31, 2018, the Company completed its accounting for the income tax effects of the 2017 Tax Act within the measurement period as provided under SEC Staff Accounting Bulletin No. 118, which resulted in recognizing an additional tax benefit of $0.5 million.

For the year ended December 31, 2019, the Company recognized $36.6 million of income tax expense. During the the three months ended September 30, 2019 (which is included in the year ended December 31, 2019), the Company recorded an out of period expense of $1.5 million in Income tax expense and a corresponding increase to Income taxes payable to correct for a misstatement related to its calculation of excess windfall tax benefits on stock option exercises in certain prior periods (the “Income Tax Adjustment”). The Company has concluded that the financial impact of the Income Tax Adjustment is not material to any of its previously issued financial statements and that the correction of such Income Tax Adjustment is not material to financial results for the year ended December 31, 2019. The Company’s effective tax rate for the year ended December 31, 2019 was higher than the Company’s federal and state statutory rates primarily due to the Income Tax Adjustment and nondeductible expenses.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2019 and 2018:

(in thousands)	2019	2018
Deferred tax assets related to:
Accounts receivable	$2,162	$2,278
Inventory	4,694	2,631
Accrued compensation	5,531	6,783
Insurance reserves	12,447	11,545
Stock-based compensation	4,183	3,399
Restructuring reserves	444	325
Other accrued liabilities	1,170	1,514
Federal net operating loss carryforward	15,326	16,349
State net operating loss carryforward	2,663	3,882
Operating lease liabilities	34,529	—
Other	707	1,915
	83,856	50,621
Valuation allowance	(145)	(145)
Total deferred tax assets	83,711	50,476

Deferred tax liabilities related to:
Goodwill and intangibles	(22,696)	(21,946)
Property and equipment	(41,364)	(29,684)
Operating lease assets	(32,873)	—
Other assets	(1,973)	(1,880)
Total deferred tax liabilities	(98,906)	(53,510)
Net deferred tax liability	$(15,195)	$(3,034)

As of December 31, 2019, due to IRC section 382 limitations, the Company estimates federal net operating loss carryforwards generated prior to November 2011 will be limited to approximately $4.8 million per year through 2034. These net operating losses may generally be carried forward 20 years. As a result, federal operating losses if unused will expire as follows:

•	$24.5 million in 2028;

•	$17.3 million in 2029; and

•	$31.2 million in years 2030 through 2034.

In addition, as of December 31, 2019, the Company had $53.0 million of state net operating loss carryforwards that expire at various dates commencing in 2022 through 2035.

Excluding the Income Tax Adjustment, the Company recognized tax benefits of $0.2 million, $0.3 million and $1.9 million during the years ended December 31, 2019, 2018 and 2017, respectively, from stock-based compensation deductions into its income tax expense. Deferred tax assets relating to tax benefits of stock-based compensation were reduced to reflect exercises or vesting; however, some exercises or vesting resulted in tax deductions in excess of previously recorded deferred tax benefits (“windfalls”).

The Company recognized a current income tax receivable of $7.5 million and a current income tax payable of $0.9 million as of December 31, 2019 and 2018, respectively. The Company paid federal and state income tax payments of $33.7 million, $34.2 million and $23.5 million during the years ended December 31, 2019, 2018, and 2017 respectively. The Company received tax refunds of $0.8 million, $2.9 million and $0.6 million during the years ended December 31, 2019, 2018, and 2017 respectively.

In accordance with ASC 740, the Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2019 and 2018, the primary positive evidence considered to support the realization of the Company’s deferred tax assets includes: (i) the cumulative pre-tax income over the last 36 months, (ii) the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry forward period necessary to absorb the federal and state net operating losses and other deferred tax assets, (iii) current and prior year utilization of federal and state net operating losses, and (iv) no history of material expiring tax attributes. The primary negative evidence considered includes: (i) the Company’s cumulative losses prior to 2013, (ii) unsettled circumstances associated with the general economy and housing market, as well as mortgage credit availability, and (iii) no federal and state net operating loss carryback opportunities. To the extent the Company generates future net operating losses, the Company may be required to increase the valuation allowance on its deferred tax assets and income tax benefit would be adversely affected.

Based upon the positive and negative evidence considered, the Company believes it is more likely than not that it will realize the benefit of the deferred tax assets, net of the existing state tax valuation allowances of $0.1 million as of December 31, 2019 and 2018. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the Company’s effective tax rate would be impacted as the valuation allowance is reversed. The Company continues to evaluate its deferred tax asset on a quarterly basis and notes that, if economic conditions were to change such that the Company earns less taxable income than the amounts required to fully utilize its deferred tax asset, a portion of the asset may expire unused.

The following table shows the changes in the amount of the Company’s valuation allowance:

(in thousands)	2019	2018	2017
Balance at January 1,	$145	$145	$125
Additions charged to expense	—	—	20
Additions charged to Goodwill/Purchase Accounting	—	—	—
Deductions - other	—	—	—
Balance at December 31,	$145	$145	$145

The Company has no material uncertain tax positions as of December 31, 2019 and 2018.

The Company’s state tax returns are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating losses. The Company’s federal returns are open to examination for three years; however, due to statutory waivers, SBS’ tax years ended July 31, 2008 and May 5, 2009 remain open until July 31, 2020 with the federal tax authorities. SBS is currently under examination by the IRS for its tax years ended July 31, 2008 and May 5, 2009. At December 31, 2019 and 2018, the amount recognized related to expected tax, penalties and interest payments as a result of the IRS audits in income taxes payable and income taxes receivable, respectively, on the consolidated balance sheets was immaterial.

The Company’s policy is to recognize interest and penalties related to income tax liabilities and unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018 and 2017, penalties and interest related to income tax liabilities and uncertain tax benefits were not material.
14.    Commitments and Contingencies

From time to time, various claims, legal proceedings and litigation are asserted or commenced against the Company principally arising from alleged product liability, warranty, casualty, construction defect, contract, tort, employment and other disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that the Company will prevail in these matters. However, the Company does not currently believe that the ultimate outcome of any pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2018, the Company had accrued $3.0 million in relation to pending litigation that was recorded within selling, general and administrative expenses in its statements of operations during the year ended December 31, 2017. During the year ended December 31, 2019, the Company paid $2.8 million to settle the matter.
As of December 31, 2019, the Company had purchase commitments totaling $29.1 million related primarily to vehicle purchases and facility improvements, which are enforceable and legally binding on the Company.

15.    Stock Based Compensation

Long-term incentive plan
In connection with its initial public offering in August 2013, SBS adopted the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (“SBS 2013 Incentive Plan”). The SBS 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. In general, if awards under the SBS 2013 Incentive Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the SBS 2013 Incentive Plan. Awards granted under the SBS 2013 Incentive Plan generally vest over a period of three or four years. Stock options granted under the SBS 2013 Incentive Plan have a maximum contractual term of 10 years from the date of grant. As of December 31, 2019, 1.8 million shares were available for issuance under the SBS 2013 Incentive Plan.

Performance-based restricted stock units
As of December 31, 2019, the Company has performance-based restricted stock units outstanding that were granted during the years ended December 31, 2019, 2018 and 2017. The total number of performance-based restricted stock units that could be issued upon future vestings ranges from zero to a maximum of 0.9 million, based 50% upon the Company’s average return on invested capital and 50% upon the Company’s cumulative adjusted earnings per share over three year performance periods. Compensation cost for the performance-based restricted stock units is recorded based on the expected number of units that will vest and is adjusted, as appropriate, throughout the performance period.

Stock based compensation expense
Stock based compensation is included in selling, general and administrative expenses on the consolidated statements of operations. The following table highlights stock based compensation for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Restricted stock units (a)	$12,462	$11,133	$6,006
Restricted stock	—	100	436
Stock options	—	82	327
Stock based compensation	$12,462	$11,315	$6,769

(a) Includes service-based and performance-based restricted stock units.

Stock based award activity
The following is a summary of restricted stock and restricted stock unit activity, excluding performance-based restricted stock units:

	Restricted Stock		Restricted Stock Units
	Number of Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2016	117	$17.42	298	$17.39
Granted	—	—	396	21.79
Vested	(49)	16.25	(163)	17.49
Forfeited	(8)	19.08	(21)	20.34
December 31, 2017	60	18.17	510	20.65
Granted	—	—	748	20.22
Vested	(60)	18.17	(266)	20.64
Forfeited	—	—	(88)	19.32
December 31, 2018	—	—	904	20.43
Granted	—	—	466	18.78
Vested	—	—	(399)	20.36
Forfeited	—	—	(66)	19.31
December 31, 2019	—	$—	905	$19.69

The following is a summary of the maximum number of performance-based restricted stock units which could be earned and related activity:

	Performance-Based Restricted Stock Units
	Number of Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
December 31, 2016	206	$16.35
Granted (a)	255	21.94
Vested	—	—
Forfeited	(8)	22.90
December 31, 2017	453	19.37
Granted (a)	474	19.64
Vested	—	—
Forfeited	(302)	17.76
December 31, 2018	625	20.36
Granted (a)	429	17.87
Vested	—	—
Forfeited	(184)	18.61
December 31, 2019	870	$19.50
(a) Represents the maximum number of performance-based restricted stock units which could be earned.

The following is a summary of stock option award activity:

	Number of Options (in thousands)	Weighted Average Exercise Price	Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,024	$15.15
Granted	—	—
Exercised	(260)	13.05
Forfeited	(14)	17.04
Expired	(45)	19.89
Outstanding at December 31, 2017	705	15.59
Granted	—	—
Exercised	(96)	14.01
Forfeited	(6)	17.04
Expired	(7)	16.37
Outstanding at December 31, 2018	596	15.82
Granted	—	—
Exercised	(199)	13.60
Forfeited	—	—
Expired	(5)	16.75
Outstanding at December 31, 2019	392	$16.93	4.3	$4,608

Exercisable at December 31, 2019	392	$16.93	4.3	$4,608

Vested and expected to vest at December 31, 2019	392	$16.93	4.3	$4,608

During the years ended December 31, 2019, 2018 and 2017, the aggregate intrinsic value of the stock options exercised was $2.1 million, $0.8 million and $2.3 million, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to equity based compensation as of December 31, 2019:

(in thousands, except period data)	Unrecognized Compensation Cost	Weighted Average Remaining Period of Expense Recognition (in years)
Restricted stock units	$6,440	1.3
Performance-based restricted stock units	5,119	1.9
	$11,559

16.    Segments

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

The following tables present Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the periods indicated. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance. For the year ended December 31, 2019, Adjusted EBITDA for the Geographic divisions reportable segment includes the out of period correction of the Prior Period Misstatement of $4.3 million.

	Year Ended December 31, 2019				December 31, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,626,593	$951,304	$69,821	$335,878	$1,704,513
Other reconciling items	—	—	2,332	(76,445)	201,588
	$3,626,593	$951,304	$72,153		$1,906,101

	Year Ended December 31, 2018				December 31, 2018
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,682,448	$909,216	$63,381	$340,464	$1,405,940
Other reconciling items	—	—	2,007	(74,585)	170,171
	$3,682,448	$909,216	$65,388		$1,576,111

	Year Ended December 31, 2017				December 31, 2017
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA	Total Assets
Geographic divisions	$3,365,968	$795,515	$66,809	$250,061	$1,435,970
Other reconciling items	—	—	2,408	(50,058)	37,380
	$3,365,968	$795,515	$69,217		$1,473,350

Reconciliation to consolidated financial statements:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income before income taxes	$146,484	$156,914	$81,827
Interest expense	23,156	24,035	25,036
Interest income	(3,988)	(758)	—
Depreciation and amortization	72,153	65,388	69,217
Merger and integration costs	6,485	3,998	15,336
Non-cash stock compensation expense	12,462	11,315	6,769
Acquisition costs	1,136	1,829	424
Business reorganization costs (a)	1,767	656	435
Other items (b)	(222)	2,502	959
Adjusted EBITDA of other reconciling items	76,445	74,585	50,058
Adjusted EBITDA of geographic divisions reportable segment	$335,878	$340,464	$250,061

(a) Represents asset impairment charges related to the relocation of the operations of certain of the Company’s facilities and charges related to the disposition of the Company’s Coleman Floor business and exit from the Arkansas Market.
(b) For the year ended December 31, 2019, represents income from a recovery made by the Company related to a fire at one of the Company’s facilities during 2015 and the effect of the settlement of pending litigation for an amount less than what was previously accrued. See Note 14 for further details on the settlement of pending litigation. For the year ended December 31, 2018, represents costs incurred in connection with the departure of the Company’s former chief executive officer and the search for and appointment of his permanent replacement. For the year ended December 31, 2017, represents expense incurred related to pending litigation of $3.0 million and income related to the final settlement of insurance claims made by the Company for a fire at one of the Company’s facilities during 2015 of $2.0 million.

The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company’s net sales from external customers by main product lines are as follows for the years ended December 31, 2019, 2018 and 2017.

(in thousands)	2019	2018	2017
Structural components	$636,043	$622,105	$522,619
Lumber & lumber sheet goods	1,040,870	1,286,481	1,114,219
Millwork, doors & windows	1,080,837	964,684	907,377
Other building products & services	868,843	809,178	821,753
Total net sales	$3,626,593	$3,682,448	$3,365,968

17.    Earnings Per Share

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

The basic and diluted EPS calculations for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Income attributable to common stockholders	$109,845	$119,738	$57,425

Weighted average common shares outstanding, basic	66,701	67,273	66,900
Effect of dilutive securities:
Restricted stock units (a)	509	324	235
Stock options	122	135	204
Restricted stock	—	16	65
Weighted average common shares outstanding, diluted	67,332	67,748	67,404

Basic income per common share	$1.65	$1.78	$0.86
Diluted income per common share	$1.63	$1.77	$0.85

(a) Includes service-based and contingently issuable performance-based restricted stock units.

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of December 31, 2019, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Restricted stock units	—	85	—
Stock options	—	349	—
Restricted stock	—	—	—

18.    Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2019 and 2018:

	2019
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$825,405	$946,375	$964,249	$890,564
Gross profit	216,122	245,777	254,767	234,638
Net income	20,350	35,699	33,597	20,199
Basic income per share	$0.30	$0.54	$0.50	$0.30
Diluted income per share	$0.30	$0.53	$0.50	$0.30

	2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$834,202	$998,461	$990,264	$859,521
Gross profit	199,084	239,599	241,303	229,230
Net income	15,359	40,405	35,858	28,116
Basic income per share	$0.23	$0.60	$0.53	$0.42
Diluted income per share	$0.23	$0.60	$0.53	$0.41

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that the internal control over financial reporting of BMC Stock Holdings, Inc. was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our management excluded the six acquisitions completed during 2019 from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. These acquisitions are part of wholly-owned subsidiaries whose excluded aggregate assets represent approximately 3%, and whose aggregate total net sales represent approximately 4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of previously identified material weakness in internal control over financial reporting
We previously identified and disclosed a design deficiency with respect to effective controls over the approval and issuance of debit memos and the application of customer payments to accounts receivable balances, and inadequate segregation of duties over the ability to create debit memos and apply customer payments by certain employees responsible for establishing and monitoring the valuation of accounts receivable balances. Management concluded these deficiencies constituted a material weakness in our internal control over financial reporting.

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

With the oversight of the Audit Committee of the Board of Directors, we took the following steps to remediate the material weakness and have concluded, through testing, that these controls are operating effectively and that the material weakness was remediated as of December 31, 2019:

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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required in this Item 10 will be included in the following sections in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which will be filed with the SEC not later than 120 days after December 31, 2019, which sections are incorporated in this Item 10 by reference: “Proposal 1 - Election of Directors,”
“Information About Our Executive Officers,” “Delinquent Section 16(a) Reports” and “Board Committees.”

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
Item 11.     Executive Compensation
The information required in this Item 11 will be included in the following sections in the 2020 Proxy Statement, which sections are incorporated in this Item 11 by reference: “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “CEO Pay Ratio” and “Compensation Committee Report.” Notwithstanding the foregoing, the information in the section entitled “Compensation Committee Report” is only “furnished” herein and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

Except as set forth below, the information required in this Item 12 will be included in the section entitled “Stock Ownership Table” in the 2020 Proxy Statement, which section is incorporated in this Item 12 by reference.

The following table provides information as of December 31, 2019, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plan approved by security holders (2013 Incentive Plan) (3)	2,166,930	(1)	$16.93	(2)	1,816,746

(1) Includes 391,678 options and 1,775,252 restricted stock units, including service-based and performance-based restricted stock units, outstanding under the 2013 Incentive Plan. Performance-based restricted stock units are presented assuming vesting of the maximum number of performance-based restricted stock units which could be earned.
(2) Represents the weighted average exercise price of the outstanding options only and does not reflect outstanding restricted stock units, which have no exercise price.

(3) The material features of the plan are described in Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this Item 13 will be included in the following sections in the 2020 Proxy Statement, which sections are incorporated in this Item 13 by reference: “Related Person Transactions” and “How We Assess Director Independence.”
Item 14. Principal Accountant Fees and Services

The information required in this Item 14 will be included in the following sections in the 2020 Proxy Statement, which sections are incorporated in this Item 14 by reference: “Fees Paid to PwC” and “Pre-Approval Policy for Services Provided by PwC.”

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

4.3	Description of Registrant's Securities
10.1#
Employment Agreement, dated as of August 23, 2018, by and between David E. Flitman and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018 in Commission File No. 001-36050)

10.2#
Amended and Restated Employment Agreement, dated as of October 9, 2014, between Stock Building Supply Holdings, Inc. and James F. Major, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2014 in Commission File No. 001-36050)

10.3#
Employment Agreement Amendment, dated as of June 2, 2015, by and between James F. Major, Jr. and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2015 in Commission File No. 001-36050)

10.4#
Employment Agreement, dated as of January 7, 2019, by and between Timothy Johnson and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2019 in Commission File No. 001-36050)

10.5#
Employment Agreement, dated as of May 15, 2018, by and between Mike Farmer and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2019 in Commission File No. 001-36050)

10.6#
Separation Agreement and General Release, dated as of December 1, 2015, by and between Jeffrey Rea and Stock Building Supply Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018 in Commission File No. 001-36050)

10.7#
Separation Agreement, dated as of January 9, 2018, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2018 in Commission File No. 001-36050)

10.8#
Amended and Restated Employment Agreement, dated as of April 1, 2016, by and between Peter C. Alexander and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2016 in Commission File No. 001-36050)

Exhibit No.	Description
10.9#
Separation Agreement and General Release, dated as of March 11, 2019, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 1, 2019 in Commission File No. 001-36050)

10.10#
Amended and Restated Employment Agreement, dated as of August 1, 2017, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017 in Commission File No. 001-36050)

10.11#
Amendment to Employment Agreement, dated as of August 27, 2018, by and between Michael McGaugh and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018 in Commission File No. 001-36050)

10.12#	Separation Agreement and General Release, dated as of December 31, 2019, by and between Lisa M. Hamblet and BMC Stock Holdings, Inc.
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

10.15#
Form of Indemnification Agreement Entered into with Certain Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017 in Commission File No. 001-36050)

10.16#
Form of Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to the Stock Building Supply Holdings, Inc. Registration Statement on Form S-1, as amended, filed with the Commission on June 14, 2013 in Commission File No. 333-189368)

10.17#
First Amendment to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan, (incorporated by reference to Annex B to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the Commission on November 2, 2015 in Commission File No. 333-206421)

10.18#
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

10.21#	Form of Performance-Based Restricted Stock Unit Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan
10.22
Third Amended and Restated Senior Secured Credit Agreement, dated as of May 31, 2019, among BMC Stock Holdings, Inc., subsidiaries party thereto, as borrowers, subsidiaries party thereto, as guarantors, Wells Fargo Capital Finance, LLC, as agent, issuing lender, lead arranger and book runner, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2019 in Commission File No. 001-36050)

10.23
Registration Rights Agreement, effective as of December 1, 2015, by and among Stock Building Supply Holdings, Inc. and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Annex G to the definitive Joint Proxy and Consent Solicitation Statement/Prospectus filed with the Commission on November 2, 2015 in Commission File No. 333-206421)

10.24
First Supplement to the Registration Rights Agreement, dated as of May 18, 2016, by and among the Registrant and certain stockholders affiliated with Davidson Kempner Capital Management LP, Robotti & Company Advisors, LLC and The Gores Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 24, 2016 in Commission File No. 001-36050)

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL (included as Exhibit 101).
_________________
#    Denotes management compensatory plan or arrangement.

+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date:	February 27, 2020	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Timothy D. Johnson as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. Flitman	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2020
David E. Flitman

/s/ James F. Major, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 27, 2020
James F. Major, Jr.

/s/ David Bullock	Director and Chairman of the Board	February 27, 2020
David Bullock

/s/ Mark Alexander	Director	February 27, 2020
Mark Alexander

/s/ Cheemin Bo-Linn	Director	February 27, 2020
Cheemin Bo-Linn

/s/ Cory J. Boydston	Director	February 27, 2020
Cory J. Boydston

/s/ Henry Buckley	Director	February 27, 2020
Henry Buckley

/s/ David L. Keltner	Director	February 27, 2020
David L. Keltner

/s/ Michael Miller	Director	February 27, 2020
Michael Miller

/s/ James O’Leary	Director	February 27, 2020
James O’Leary

/s/ Jeffrey G. Rea	Director	February 27, 2020
Jeffrey G. Rea

/s/ Carl R. Vertuca, Jr.	Director	February 27, 2020
Carl R. Vertuca, Jr.