Form 10-Q
period 2020-03-31
BMC STOCK HOLDINGS, INC.
filed 2020-05-05
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at May 4, 2020 was 66,984,183 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$282,815	$165,496
Accounts receivable, net of allowances of $9,984 and $8,318 at March 31, 2020 and December 31, 2019, respectively	351,672	325,741
Inventories	361,661	331,969
Contract assets	38,339	32,125
Income taxes receivable	10,416	7,504
Prepaid expenses and other current assets	70,499	66,818
Total current assets	1,115,402	929,653
Property and equipment, net of accumulated depreciation	360,047	345,466
Operating lease right-of-use assets	133,700	139,907
Customer relationship intangible assets, net of accumulated amortization	180,101	185,049
Other intangible assets, net of accumulated amortization	515	580
Goodwill	295,401	297,146
Other long-term assets	8,274	8,300
Total assets	$2,093,440	$1,906,101
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$226,471	$189,644
Accrued expenses and other liabilities	86,656	117,825
Contract liabilities	37,859	31,094
Interest payable	9,697	4,759
Current portion:
Long-term debt and finance lease obligations	4,660	5,577
Operating lease liabilities	26,272	26,147
Insurance reserves	18,588	16,328
Total current liabilities	410,203	391,374
Insurance reserves	43,500	43,536
Long-term debt	490,241	346,032
Long-term portion of finance lease obligations	6,228	6,959
Long-term portion of operating lease liabilities	114,436	120,832
Deferred income taxes	25,492	15,195
Other long-term liabilities	280	661
Total liabilities	1,090,380	924,589
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 68.7 million and 68.3 million shares issued, and 67.0 million and 66.8 million outstanding at March 31, 2020 and December 31, 2019, respectively	687	683
Additional paid-in capital	690,627	687,255
Retained earnings	342,219	320,190
Treasury stock, at cost, 1.7 million and 1.5 million shares at March 31, 2020 and December 31, 2019, respectively	(30,473)	(26,616)
Total stockholders’ equity	1,003,060	981,512
Total liabilities and stockholders’ equity	$2,093,440	$1,906,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net sales	$920,879	$825,405
Cost of sales	683,751	609,283
Gross profit	237,128	216,122

Selling, general and administrative expenses	186,922	169,934
Depreciation expense	11,519	9,573
Amortization expense	5,013	4,347
Merger and integration costs	1,168	2,790
	204,622	186,644
Income from operations	32,506	29,478
Other income (expense)
Interest expense	(5,932)	(6,038)
Other income, net	2,919	2,910
Income before income taxes	29,493	26,350
Income tax expense	7,464	6,000
Net income	$22,029	$20,350

Weighted average common shares outstanding
Basic	66,839	66,782
Diluted	67,643	67,282

Net income per common share
Basic	$0.33	$0.30
Diluted	$0.33	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
Exercise of stock options	8	—	—	—	132	—	132
Shares vested for long-term incentive plan	290	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	920	(15,709)	—	—	(15,709)
Repurchases of common stock related to equity award activity	—	—	74	(1,330)	—	—	(1,330)
Stock compensation expense	—	—	—	—	2,915	—	2,915
Net income	—	—	—	—	—	20,350	20,350
Stockholders’ equity as of March 31, 2019	68,006	$680	1,472	$(25,497)	$675,139	$230,695	$881,017

Stockholders’ equity as of December 31, 2019	68,306	$683	1,528	$(26,616)	$687,255	$320,190	$981,512
Exercise of stock options	13	—	—	—	206	—	206
Shares vested for long-term incentive plan	402	4	—	—	(4)	—	—
Repurchases of common stock under share repurchase program	—	—	87	(1,416)	—	—	(1,416)
Repurchases of common stock related to equity award activity	—	—	122	(2,441)	—	—	(2,441)
Stock compensation expense	—	—	—	—	3,170	—	3,170
Net income	—	—	—	—	—	22,029	22,029
Stockholders’ equity as of March 31, 2020	68,721	$687	1,737	$(30,473)	$690,627	$342,219	$1,003,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$22,029	$20,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,982	12,445
Amortization of intangible assets	5,013	4,347
Amortization of debt issuance costs	317	421
Deferred income taxes	10,297	6,771
Non-cash stock compensation expense	3,170	2,915
Gain on sale of property, equipment and real estate	(143)	(913)
Other non-cash adjustments	—	1,778
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(26,031)	(9,463)
Inventories	(29,680)	1,499
Accounts payable	43,277	69,741
Other assets and liabilities	(26,165)	(32,132)
Net cash provided by operating activities	17,066	77,759
Cash flows from investing activities
Purchases of property, equipment and real estate	(30,509)	(15,429)
Proceeds from sale of property, equipment and real estate	349	2,343
Purchases of businesses, net of cash acquired	—	(52,012)
Net cash used in investing activities	(30,160)	(65,098)
Cash flows from financing activities
Proceeds from revolving credit facility	144,000	110,987
Repayments of proceeds from revolving credit facility	—	(110,987)
Repurchases of common stock under share repurchase program	(1,416)	(15,219)
Payments on finance lease obligations	(1,628)	(1,708)
Other financing activities, net	(10,543)	(4,875)
Net cash provided by (used in) financing activities	130,413	(21,802)
Net increase (decrease) in cash and cash equivalents	117,319	(9,141)
Cash and cash equivalents
Beginning of period	165,496	150,723
End of period	$282,815	$141,582

Supplemental disclosure of non-cash investing and financing transactions
Accrued purchases of property and equipment	$7,236	$7,613
Acquisition-related holdback payments due at future date, net of post-closing adjustment receivable	4,990	2,500
Accrued repurchases of common stock under share repurchase program	—	490
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
2.    Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”). Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.
Comprehensive income
Comprehensive income is equal to the net income for all periods presented.
Cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of March 31, 2020, the Company had no cash equivalents and as of December 31, 2019, the Company had cash equivalents of $4.4 million. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and were classified as Level 1 or Level 2 measurements in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).
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
Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the COVID-19 outbreak. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, supplier rebates, goodwill impairment, impairment of property and equipment, share-based compensation and valuation allowances for tax assets. While the assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020, the Company believes the full impact of the COVID-19 outbreak remains uncertain and will continue to assess if ongoing developments related to the outbreak may cause future material impacts to our consolidated financial statements.

Share repurchase program
Utilizing cash from operations, during the three months ended March 31, 2020, the Company repurchased 0.1 million shares at a weighted average price of $16.20 per share for a total cost of $1.4 million and during the three months ended March 31, 2019, the Company repurchased 0.9 million shares at a weighted average price of $17.07 per share for a total cost of $15.7 million. These repurchases were made under the Company’s $75.0 million share repurchase program authorized by the Company’s board of directors in November 2018. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the condensed consolidated balance sheets. As of March 31, 2020, the Company had approximately $54.2 million of capacity remaining under the current share repurchase authorization.

Statement of cash flows
Proceeds from revolving credit facility and repayments of proceeds from revolving credit facility as presented on the condensed consolidated statements of cash flows includes all cash activities and transactions between the Company and its associated lenders in relation to the revolving credit facility, excluding interest and fees, and for the three months ended March 31, 2019, is specifically inclusive of operating cash receipts that were automatically applied to the revolving credit facility pursuant to a voluntary cash sweep arrangement. See Note 5 for further details on the Company’s revolving credit facility.

Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 became effective for the Company’s annual and interim periods beginning on January 1, 2020. Modified retrospective application is required, with certain exceptions. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires computation of the implied fair value of a reporting unit’s goodwill. The amount of a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 became effective for the Company’s annual goodwill impairment test and any interim tests during the Company’s annual and interim periods beginning on January 1, 2020. Prospective application is required. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements in ASC 820. ASU 2018-13 became effective for the Company’s annual and interim periods beginning on January 1, 2020. Certain disclosures in ASU 2018-13 are required to be applied prospectively, while others require retrospective application. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-12 is effective for the Company's annual and interim periods beginning on January 1, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is evaluating the impact of the standard on its consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is evaluating the impact of the standard on its consolidated financial statements.

3.    Acquisitions
For all acquisitions, the Company allocates the purchase price to assets acquired and liabilities assumed as of the date of acquisition based on the estimated fair values at the date of acquisition. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows and useful lives. During the measurement period, fair values assigned to the assets and liabilities may be adjusted as the Company receives additional information.

The Company accounts for all acquisitions using the acquisition method of accounting under ASC 805, Business Combinations, whereby the results of operations of the acquired company are included in the Company’s consolidated financial statements beginning on the acquisition date.

2019 Acquisitions
The Company completed the following acquisitions during the three months ended March 31, 2019:

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

The Barefoot and Locust Lumber acquisitions enhance the Company’s value-added offerings and footprint in the Charlotte, North Carolina metropolitan area.

The purchase price, in aggregate, for the Barefoot and Locust Lumber acquisitions was $53.6 million. The purchase price included a holdback which, after certain post-closing adjustments, required the Company to pay $2.0 million to the sellers of Barefoot during the three months ended March 31, 2020. The Company funded the Barefoot and Locust Lumber acquisitions through available cash.

The purchase price allocation for the Barefoot and Locust Lumber acquisitions, in aggregate, resulted in the recognition of goodwill of $11.9 million, customer relationship intangible assets of $23.3 million, non-compete agreement intangible assets of $0.2 million, accounts receivable of $12.1 million, inventory of $7.7 million and property and equipment of $2.3 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 9 years and 2 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill is expected to be deductible for tax purposes.

Net sales and estimated pre-tax earnings for Barefoot and Locust Lumber, in aggregate, included in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2019 were $18.2 million and $1.9 million, respectively. The impact of the Barefoot and Locust Lumber acquisitions was not considered significant for the reporting of pro forma financial information.

4.    Accounts Receivable
Accounts receivable consist of the following at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Trade receivables	$361,656	$334,059
Allowance for doubtful accounts	(7,093)	(5,674)
Other allowances	(2,891)	(2,644)
	$351,672	$325,741

The allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging, customer disputes and the current and forecasted business environment. Account balances are charged off when the potential for recovery is considered remote. The following table shows the changes in the allowance for doubtful accounts for the three months ended March 31, 2020:

(in thousands)	2020
Balance at January 1	$5,674
Write-offs	(787)
Recoveries	515
Increase in allowance	1,691
Balance at March 31	$7,093

5.    Debt
Long-term debt as of March 31, 2020 and December 31, 2019 consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	144,000	—
	494,000	350,000
Unamortized debt issuance costs related to senior secured notes	(3,759)	(3,968)
	490,241	346,032
Less: Current portion of long-term debt	—	—
	$490,241	$346,032

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

As of March 31, 2020, the estimated market value of the Senior Notes was approximately $10.5 million lower than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving credit facility (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement), has an aggregate commitment of $425.0 million. The Credit Agreement matures at the earlier of (i) May 31, 2024 and (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Company had outstanding borrowings under the Revolver of $144.0 million with net availability of $218.3 million as of March 31, 2020. The interest rate on borrowings outstanding as of March 31, 2020, all of which were LIBOR rate borrowings, was 2.02%. The Company had $61.6 million in letters of credit outstanding under the Credit Agreement as of March 31, 2020.

The carrying value of the Revolver as of March 31, 2020 approximates fair value as the rates are comparable to those at which the Company could currently borrow under similar terms, are variable and incorporate a measure of the Company’s credit risk. As such, the fair value of the Revolver was classified as a Level 2 measurement in accordance with ASC 820.

6.    Revenue

Disaggregation of revenue
The following table shows net sales classified by major product category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Millwork, doors & windows	$295,669	$239,922
Structural components	160,344	141,276
Lumber & lumber sheet goods	259,139	241,959
Other building products & services	205,727	202,248
Total net sales	$920,879	$825,405

The following table reflects the Company’s estimate of net sales by each customer type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Single-family homebuilders	$674,771	$628,718
Remodeling contractors	104,669	88,208
Multi-family, commercial & other contractors	141,439	108,479
Total net sales	$920,879	$825,405

Net sales for the Company's building products contracts was $686.7 million and $620.9 million for the three months ended March 31, 2020 and 2019, respectively. Net sales for the Company's construction services contracts, which includes both products and installation services, was $234.2 million and $204.5 million for the three months ended March 31, 2020 and 2019, respectively.

Contract balances
The following table reflects the Company’s contract balances as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$364,398	$333,044	$31,354
Contract assets	38,339	32,125	6,214
Contract liabilities	$37,859	$31,094	$6,765

During the three months ended March 31, 2020, the Company’s contract assets increased by $6.2 million and the Company’s contract liabilities increased by $6.8 million. The changes in contract assets and liabilities were primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three months ended March 31, 2020, the Company recognized revenue of $24.4 million that was included in contract liabilities as of December 31, 2019. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three months ended March 31, 2020.
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

The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of March 31, 2020 and December 31, 2019. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020, the Company’s effective tax rate was 25.3%, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation expense. For the three months ended March 31, 2019, the Company’s effective tax rate was 22.8%, which varied from the federal statutory rate of 21% primarily due to state income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. The Company expects to benefit from the technical correction related to qualified leasehold improvements, which provides for tax bonus depreciation. If the Company generates a net operating loss (“NOL”) in 2020, it would also expect to benefit from the five-year NOL carryback provisions included in the CARES Act. To the extent that states in which the Company operates provide for similar stimulus measures, the Company will evaluate potential benefits at the state-level as well. For the three months ended March 31, 2020, the Company recognized an increase in income taxes receivable of $2.0 million and a corresponding increase in its deferred income taxes related to increased bonus depreciation on qualified improvement property allowable under the CARES Act.

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
9.    Stock Based Compensation
During the three months ended March 31, 2020 and 2019, the Company recognized stock based compensation expense of $3.2 million and $2.9 million, respectively, all of which was attributable to service-based and performance-based restricted stock units.
During the three months ended March 31, 2020, the Company granted 0.3 million service-based restricted stock unit awards and performance-based restricted stock units that allow for a maximum of 0.2 million performance-based restricted stock units to be earned. During the three months ended March 31, 2019, the Company granted 0.4 million service-based restricted stock unit awards and performance-based restricted stock units that allow for a maximum of 0.4 million performance-based restricted stock units to be earned.

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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three months ended March 31, 2020 and 2019. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended March 31, 2020
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$920,879	$237,128	$19,501	$80,376
Other reconciling items	—	—	494	(19,370)
	$920,879	$237,128	$19,995

	Three Months Ended March 31, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$825,405	$216,122	$16,147	$73,768
Other reconciling items	—	—	645	(19,368)
	$825,405	$216,122	$16,792

Reconciliation to consolidated financial statements:

	Three Months Ended March 31,
(in thousands)	2020	2019
Income before income taxes	$29,493	$26,350
Interest expense	5,932	6,038
Interest income	(583)	(941)
Depreciation and amortization	19,995	16,792
Merger and integration costs	1,168	2,790
Non-cash stock compensation expense	3,170	2,915
Acquisition costs	1,831	580
Other items (a)	—	(124)
Adjusted EBITDA of other reconciling items	19,370	19,368
Adjusted EBITDA of geographic divisions reportable segment	$80,376	$73,768

(a) Represents the effect of the settlement of pending litigation for an amount below what was previously accrued.

11.    Earnings Per Share
Basic net income per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, stock options and restricted stock unit awards are considered to be potential common shares. Performance-based restricted stock units are not included in the calculation of diluted EPS until they are contingently issuable.

The basic and diluted EPS calculations for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Income attributable to common stockholders	$22,029	$20,350

Weighted average common shares outstanding, basic	66,839	66,782
Effect of dilutive securities:
Restricted stock units (a)	670	415
Stock options	134	85
Weighted average common shares outstanding, diluted	67,643	67,282

Basic income per common share	$0.33	$0.30
Diluted income per common share	$0.33	$0.30

(a) Includes service-based and contingently issuable performance-based restricted stock units.

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of March 31, 2020, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock options	—	212
Restricted stock units	44	383

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our 2019 Annual Report on Form 10-K. All references to “BMC,” “we,” “us,” “our” or the “Company” mean BMC Stock Holdings, Inc. and its subsidiaries.
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
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement, and many of these risks and uncertainties are, and may continue to be, amplified by the COVID-19 pandemic. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation:

•	the impact of the COVID-19 pandemic on our business operations and on local, national and global economies;

•	the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;

•	fluctuation of commodity prices and prices of our products as a result of national and international economic and other conditions;

•	the impact of potential changes in our customer or product sales mix;

•	our concentration of business in the Texas, California and Georgia markets;

•	the potential loss of significant customers or a reduction in the quantity of products they purchase;

•	seasonality and cyclicality of the building products supply and services industry;

•	competitive industry pressures and competitive pricing pressure from our customers and competitors;

•	our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;

•	our ability to maintain profitability and positive cash flows;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;

•	the implementation of our supply chain and technology initiatives;

•	the impact of long-term noncancellable leases at our facilities;

•	our ability to effectively manage inventory and working capital;

•	the credit risk from our customers;

•	our ability to identify or respond effectively to consumer needs, expectations, market conditions or trends;

•	our ability to successfully implement our growth strategy;

•	the impact of federal, state, local and other laws and regulations;

•	the impact of changes in legislation and government policy;

•	the impact of unexpected changes in our tax provisions and adoption of new tax legislation;

•	our ability to utilize our net operating loss carryforwards;

•	natural or man-made disruptions to our distribution and manufacturing facilities;

•	our exposure to environmental liabilities and subjection to environmental laws and regulation;

•	the impact of health and safety laws and regulations;

•	the impact of disruptions to our information technology systems;

•	cybersecurity risks;

•	our exposure to losses if our insurance coverage is insufficient;

•	our ability to operate on multiple Enterprise Resource Planning (“ERP”) information systems and convert multiple systems to a single system;

•	the impact of our indebtedness; and

•	the impact of the various financial covenants in our secured credit agreement and senior secured notes indenture.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our 2019 Annual Report on Form 10-K, as supplemented in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, unless otherwise required by law.

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

Our net sales for the three months ended March 31, 2020 increased 11.6% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 25.8% for the three months ended March 31, 2020 compared to 26.2% for the prior year period. We recorded income from operations of $32.5 million during the three months ended March 31, 2020 compared to $29.5 million during the three months ended March 31, 2019. See further discussion in “-Operating Results” below.
COVID-19 Update
In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. The outbreak has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity, including reduced production, decreased demand for a broad variety of goods and services, diminished trade-levels and widespread corporate downsizing.

To date, the Company’s and our customers’ businesses have generally been classified as “essential business” in most of the jurisdictions in which we operate, permitting the Company and its customers to continue operations in most of the Company’s markets. However, the Company significantly reduced operations in the State of Washington, which represented approximately 5% of the Company’s net sales for the year ended December 31, 2019. We also reduced or otherwise limited operations in other jurisdictions, including Pennsylvania and portions of northern California that implemented restrictions on construction activity. As of the date of this Quarterly Report on Form 10-Q, these jurisdictions are in the process of reopening building construction. We and others may need to make further reductions in operations in the future if more preventive measures are implemented or if we or our customers voluntarily limit or cease operations in one of our markets. Even in certain of our markets where our and our customers’ operations have not been limited by voluntary or involuntary measures, certain customers have decreased purchases of our products in response to the various impacts of COVID-19 on their business.

Certain of our suppliers across our markets have either reduced or ceased production in some or all of their facilities in response to the COVID-19 outbreak. Although these actions did not have a material negative impact on our results of operations for the three months ended March 31, 2020, we expect that this, along with any further reductions in production levels of our suppliers, may limit the supply of certain materials, which could, among other things, cause the cost of materials we purchase to rise or limit our ability to procure the materials we need to fulfill customer demand. In particular, the supply of interior doors has become limited due to the impact of COVID-19 on door suppliers, which began to impact net sales in certain of our markets in our millwork, doors and windows product category subsequent to March 31, 2020.

We have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees. These include implementation of detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, suspending non-essential air travel and encouraging employees to work from home when possible. Since

March 1, 2020, our total permanent headcount was reduced by more than 400 associates and another 550 associates were placed on temporary furlough.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. We expect to benefit from the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. We estimate that this will defer approximately $20 million of payments that would have been paid during 2020, such that under the CARES Act, approximately $10 million will now be paid on December 31, 2021 and the remaining $10 million will be paid on December 31, 2022. We also expect to benefit from the creation of certain refundable employee retention credits and the technical correction for qualified leasehold improvements, which provides for tax bonus depreciation. If we generate a NOL in 2020, we would also expect to benefit from the five-year NOL carryback provisions. To the extent that states in which the Company operates provide for similar stimulus measures, we will evaluate potential benefits at the state-level as well.

See “Liquidity and Capital Resources” below for a discussion of precautionary measures taken with respect to our liquidity and financial position in response to the pandemic.

Due to the unprecedented nature and considerable uncertainty surrounding the COVID-19 virus and its impact on our industry and global economies and markets as a whole, we are unable to identify all potential risks, uncertainties and consequences or predict the full extent and scope of the ultimate impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows as well as our future plans and strategies. See “Item 1A. Risk Factors” for additional discussion regarding risks related to the COVID-19 pandemic.

Factors Affecting Our Operating Results
Our operating results and financial performance are influenced by a variety of factors, including, among others, conditions in the housing market and economic conditions generally, acquisitions and closures, changes in the cost of the products we sell (particularly commodity products), pricing policies of our competitors, production schedules of our customers and seasonality. Some of the more important factors are discussed in our 2019 Annual Report on Form 10-K, as supplemented by the additional discussion below. In addition, as discussed above and below, we expect the COVID-19 pandemic and the responses by governments, us and our customers and suppliers will impact our operating results for at least the remainder of 2020.
Conditions in the housing and construction market
The building products supply and services industry is highly dependent on new single-family home and multi-family construction and repair and remodeling activity, which in turn are dependent upon a number of factors, including, among other things, overall economic conditions. Unfavorable economic changes, both nationally and locally in our markets, could adversely affect consumer spending, result in decreased demand for new homes and adversely affect our business. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 12.9% for the three months ended March 31, 2020 compared to the same period in the prior year.
The Company anticipates that the COVID-19 outbreak will have a negative impact on our customers and the homebuilding industry in general, as it will affect, among other factors, employment levels, consumer spending and consumer confidence, which will decrease demand for new homes, adversely affecting our business. In response to the impact of the COVID-19 pandemic on their business, homebuilders have begun to, and may continue to, reduce or suspend housing starts and additional land purchases to preserve their liquidity. According to the U.S. Census Bureau, the seasonally adjusted annual rate for single-family housing starts in the South and West regions of the United States, which are our primary operating regions, decreased approximately 16.0% in the month of March 2020 compared to February 2020.
Acquisitions and closures
The Company completed the following acquisitions during the year ended December 31, 2019 (the “2019 Acquisitions”):

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

As of December 31, 2019, the Company ceased conducting business in its Arkansas market (the “Arkansas Market”), which accounted for less than 1% of the Company's net sales for the year ended December 31, 2019.

Net sales increased by approximately $43.7 million for the three months ended March 31, 2020 as a result of the 2019 Acquisitions, net of the Arkansas Market closure.
Due to the impact of COVID-19, the Company’s acquisition activity may be curtailed in the near-term as it preserves its liquidity. See “Liquidity and Capital Resources” below for a discussion of precautionary measures taken with respective to our liquidity and financial position in response to the pandemic.
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

	Three Months Ended March 31,
	2020 versus 2019	2020 average price
Framing lumber prices	12.0%	$400
Structural panel prices	3.8%	$387
Due to the impact of the COVID-19 outbreak on lumber production of suppliers and the commodity markets in general, the average composite framing lumber price and average composite structural panel prices began decreasing in the second half of March 2020, and have continued to decrease in April 2020. The average composite framing lumber price and average composite structural panel price for April 2020 were $352 and $360, respectively. Due to changes in supply and demand in the commodity markets from COVID-19, there may be additional volatility in commodity prices in the future.
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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. Should the impact of COVID-19 cause supply chain limitations of certain products or cause customers to change the types or quantities of materials they purchase from us, we could see a change in the mix of products sold, impacting, among other things, our gross margin. For further discussion of the impact of mix of products sold on historical periods, see “-Operating Results” below.

Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors and multi-family, commercial and other contractors. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to our other primary customer types can vary based on a variety of factors. If the COVID-19 outbreak has a greater impact on one or more of our primary customer types, or on certain customers within our primary customer types, we could see a change in our customer sales mix, which could, among other things, impact our gross margin.
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. As a result, sales are usually lower in the first and fourth quarters than in the second and third quarters. If the preventive measures implemented by governmental authorities or voluntarily by the Company in response to the COVID-19 pandemic extend into the second and third quarters of the year, this could have an additional negative impact on the Company’s business, financial condition, operating results and cash flows.
Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020		2019
Net sales	$920,879	100.0%	$825,405	100.0%
Cost of sales	683,751	74.2%	609,283	73.8%
Gross profit	237,128	25.8%	216,122	26.2%
Operating expenses:
Selling, general and administrative expenses	186,922	20.3%	169,934	20.6%
Depreciation expense	11,519	1.3%	9,573	1.2%
Amortization expense	5,013	0.5%	4,347	0.5%
Merger and integration costs	1,168	0.1%	2,790	0.3%
Income from operations	32,506	3.5%	29,478	3.6%
Other income (expense)
Interest expense	(5,932)	(0.6)%	(6,038)	(0.7)%
Other income, net	2,919	0.3%	2,910	0.4%
Income before income taxes	29,493	3.2%	26,350	3.2%
Income tax expense	7,464	0.8%	6,000	0.7%
Net income	$22,029	2.4%	$20,350	2.5%
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Net sales
For the three months ended March 31, 2020, net sales increased $95.5 million, or 11.6%, to $920.9 million from $825.4 million during the three months ended March 31, 2019. We estimate that net sales increased 6.0% from the 2019 Acquisitions, 5.3% from other organic growth and 1.7% from an additional selling day versus the prior year period, partially offset by a decrease of 0.7% from price deflation within the lumber and lumber sheet goods and structural components product categories and 0.7% from the Arkansas Market closure. The Company’s net sales were not significantly impacted by the COVID-19 pandemic during the three months ended March 31, 2020 due to the timing of the outbreak in the Company’s markets. We do, however, expect the pandemic to adversely affect second quarter net sales.
We estimate approximately 73% of our net sales for the three months ended March 31, 2020 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 12.9% for the three months ended March 31, 2020 compared to the same period in the prior year, while single-family houses completed increased approximately 1.1% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 8.7% in the aggregate and net sales to multi-family, commercial and other contractors increased 30.4%.

The following table shows net sales classified by major product category:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Millwork, doors & windows	$295,669	32.1%	$239,922	29.1%	23.2%
Structural components	160,344	17.4%	141,276	17.1%	13.5%
Lumber & lumber sheet goods	259,139	28.1%	241,959	29.3%	7.1%
Other building products & services	205,727	22.4%	202,248	24.5%	1.7%
Total net sales	$920,879	100.0%	$825,405	100.0%	11.6%
The increases in net sales in our millwork, doors and windows and structural components product categories were primarily related to the 2019 Acquisitions and other organic growth.
Cost of sales
For the three months ended March 31, 2020, cost of sales increased $74.5 million, or 12.2%, to $683.8 million from $609.3 million during the three months ended March 31, 2019. We estimate our cost of sales increased 5.9% from the 2019 Acquisitions, 5.4% from other organic growth and 1.8% from an additional selling day versus the prior year period, partially offset by a decrease of 0.2% as a result of commodity cost deflation and 0.7% from the Arkansas Market closure.
Gross profit
For the three months ended March 31, 2020, gross profit increased $21.0 million, or 9.7%, to $237.1 million from $216.1 million for the three months ended March 31, 2019, driven primarily by the 2019 Acquisitions and other organic growth. Our gross margin was 25.8% for the three months ended March 31, 2020 and 26.2% for the three months ended March 31, 2019. This decrease was primarily due to a decrease in the gross margin in the lumber and lumber sheet goods and structural components product categories, which benefited from unusually high commodity price-related gross margins during the three months ended March 31, 2019, partially offset by an increase in the percent of net sales derived from our millwork, doors and windows product category, which often generates higher gross margins relative to other products.
Operating expenses
For the three months ended March 31, 2020:

•
selling, general and administrative expenses were $186.9 million, up $17.0 million, or 10.0%, from $169.9 million for the three months ended March 31, 2019. Approximately $11.2 million of this increase related to selling, general and administrative expenses of the 2019 Acquisitions, $1.4 million related to an increase in bad debt expense primarily due to the expected economic impact from the COVID-19 outbreak and $1.3 million related to increased health care costs. The remaining increase was primarily related to employee wage inflation and other variable costs to serve higher sales volumes.

•
depreciation expense was $11.5 million compared to $9.6 million for the three months ended March 31, 2019. This increase resulted from the depreciation of assets placed into service during the year ended December 31, 2019.

•
amortization expense was $5.0 million compared to $4.3 million for the three months ended March 31, 2019. This increase resulted from the amortization of intangible assets acquired in the 2019 Acquisitions.

•
the Company incurred $1.2 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs, compared to $2.8 million for the three months ended March 31, 2019. Merger and integration costs for the three months ended March 31, 2019 included non-cash charges related to the write-down of certain long-lived assets.

We expect our selling, general and administrative expenses to be impacted by the COVID-19 outbreak as we have implemented measures to reduce our operating expenses to preserve liquidity. Further, certain variable costs, such as commissions, would decrease in connection with a decrease in net sales. It is also possible that additional bad debt expense may be recognized if the effects of COVID-19 impact our customers’ liquidity and their ability to pay our outstanding receivables.

Interest expense
For the three months ended March 31, 2020 and 2019, interest expense was $5.9 million and $6.0 million, respectively. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
We expect our interest expense to increase in subsequent periods due to the increased borrowings under our revolving credit facility incurred as a precautionary measure in response to the COVID-19 pandemic. See “Liquidity and Capital Resources.”
Other income, net
For the three months ended March 31, 2020 and 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $2.9 million.
Income tax
For the three months ended March 31, 2020, income tax expense was $7.5 million compared to $6.0 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was 25.3%, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation expense. The effective tax rate for the three months ended March 31, 2019 was 22.8%, which varied from the federal statutory rate of 21% primarily due to state income taxes.
Liquidity and Capital Resources
Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, fund capital expenditures and support our acquisition activity. During 2020 and 2019, our capital resources have primarily consisted of cash and cash equivalents generated through operating cash flows and borrowings under our Revolver.
In light of the uncertainty around COVID-19, including its impact on financial and capital markets, as a precautionary measure and to increase cash on hand and financial flexibility, we borrowed $144.0 million under our revolving credit facility during the three months ended March 31, 2020, leaving us with $218.3 million of unused borrowing capacity under our Revolver at March 31, 2020. Our liquidity at March 31, 2020, which includes our unused borrowing capacity under our Revolver and cash and cash equivalents of $282.8 million, was $501.1 million.
We have taken steps to preserve our liquidity in response to the COVID-19 pandemic, including, but not limited to, postponing future growth-related capital projects and share repurchases, reducing operating expenses, reducing associate staffing levels and reducing or eliminating certain discretionary spending. We also plan to utilize certain benefits of the CARES Act to preserve our liquidity, including the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. We estimate that this will defer approximately $20 million of payments that would have been paid during 2020, such that under the CARES Act, approximately $10 million will now be paid on December 31, 2021 and the remaining $10 million will be paid on December 31, 2022. We currently believe that these measures and any others we may determine to take in the future to preserve our cash flows from operations, combined with our current cash levels and available borrowing capacity, will provide the liquidity to fund debt service requirements and provide cash, as required, to support our ongoing operations, lease obligations and working capital for at least the next 12 months. However, due to the unpredictable and unprecedented nature of the current situation, it is impractical to identify all potential risks and to estimate the ultimate adverse impact of the pandemic on our liquidity needs and cash flows in the next 12 months and beyond.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2020 or may be suspended or discontinued at any time. During the three months ended March 31, 2020, the Company repurchased 0.1 million shares at a weighted average price of $16.20 per share for a total cost of $1.4 million. The Company has temporarily postponed any additional share repurchases.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $705.2 million and $538.3 million as of March 31, 2020 and December 31, 2019, respectively, as summarized in the following table:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$282,815	$165,496
Accounts receivable, net of allowances	351,672	325,741
Inventories	361,661	331,969
Other current assets	119,254	106,447
Accounts payable, accrued expenses and other current liabilities	(379,271)	(359,650)
Current portion of long-term debt and finance lease obligations	(4,660)	(5,577)
Current portion of operating lease liabilities	(26,272)	(26,147)
Total net current assets	$705,199	$538,279
Accounts receivable, net of allowances, increased $25.9 million from December 31, 2019 to March 31, 2020 primarily due to seasonal increases in sales. Days sales outstanding (measured against net sales in the current fiscal quarter of each period), increased from 33 days at December 31, 2019 to 34 days at March 31, 2020.

Inventories increased $29.7 million from December 31, 2019 to March 31, 2020 primarily due to seasonal increases in inventory purchases. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) increased from 46 days at December 31, 2019 to 48 days at March 31, 2020.

Accounts payable, accrued expenses and other current liabilities increased $19.6 million from December 31, 2019 to March 31, 2020 primarily due to the timing of vendor payments and an increase in accounts payable related to increased inventory purchases in connection with higher sales volume.

Cash flows from operating activities
Net cash provided by operating activities was $17.1 million and $77.8 million for the three months ended March 31, 2020 and 2019, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$22,029	$20,350
Non-cash expenses	23,339	20,993
Change in deferred income taxes	10,297	6,771
Change in working capital and other assets and liabilities	(38,599)	29,645
Net cash provided by operating activities	$17,066	$77,759
Net cash provided by operating activities decreased by $60.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily related to changes in working capital and other assets and liabilities. Changes in working capital and other assets and liabilities, which relate primarily to the timing of cash received from customers and cash paid to vendors, decreased primarily due to an increase in trade receivables and inventory associated with higher sales volume and the timing of vendor payments in the prior year period.

Cash flows from investing activities
Net cash used in investing activities was $30.2 million and $65.1 million for the three months ended March 31, 2020 and 2019, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Purchases of property, equipment and real estate	$(30,509)	$(15,429)
Proceeds from sale of property, equipment and real estate	349	2,343
Purchases of businesses, net of cash acquired	—	(52,012)
Net cash used in investing activities	$(30,160)	$(65,098)
Cash used for the purchase of property, equipment and real estate for the three months ended March 31, 2020 and 2019 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility and technology investments to support our operations. Proceeds from the sale of property, equipment and real estate during the three months ended March 31, 2019 related primarily to the sale of real estate of $2.1 million.
Purchases of businesses, net of cash acquired, for the three months ended March 31, 2019, related to the cash paid at closing for the Barefoot and Locust Lumber acquisitions.
Cash flows from financing activities
Net cash provided by (used in) financing activities was $130.4 million and $(21.8) million for the three months ended March 31, 2020 and 2019, respectively, as summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net proceeds from Revolver	$144,000	$—
Repurchases of common stock under share repurchase program	(1,416)	(15,219)
Payments on finance lease obligations	(1,628)	(1,708)
Other financing activities, net	(10,543)	(4,875)
Net cash provided by (used in) financing activities	$130,413	$(21,802)
In light of the uncertainty around COVID-19, including its impact on financial and capital markets, as a precautionary measure and to increase cash on hand and financial flexibility, we borrowed $144.0 million under our revolving credit facility during the three months ended March 31, 2020.
Under the $75.0 million share repurchase program authorized by the Company’s board of directors, the Company repurchased 0.1 million shares at a weighted average price of $16.20 during the three months ended March 31, 2020 and 0.9 million shares at a weighted average price of $17.07 per share during three months ended March 31, 2019.
Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock unit awards. For the three months ended March 31, 2020, other financing activities, net also included the release of the holdbacks for certain of the 2019 Acquisitions. For the three months ended March 31, 2019, other financing activities, net also included the release of the holdback for the W.E. Shone Co. acquisition and the payment of the earnout provision for the Code Plus Components, LLC acquisition.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We have taken steps to preserve our liquidity in response to the COVID-19 pandemic, including, among others, postponing future growth-related capital projects. We will continue to invest in safety and productivity-related capital expenditures. We expect our 2020 capital expenditures, net of proceeds from the sale of property, equipment and real estate, to be approximately $65.0 million to $80.0 million. For the three months ended March 31, 2020, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $30.2 million, which were primarily related to vehicles and equipment to replace aged assets and support increased sales volume, and facility, technology and automation investments to support our operations.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equity holders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of March 31, 2020.

Revolving credit agreement
On December 1, 2015, the Company entered into the Original Credit Agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders. The Credit Agreement, which includes the Revolver, has an aggregate commitment of $425.0 million and a letters of credit sublimit of $100.0 million. The Revolver matures at the earlier of (i) May 31, 2024 and (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Revolver is subject to an asset-based borrowing formula on eligible accounts receivable, credit card receivables and inventory, in each case reduced by certain reserves.

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

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equity holders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $37.7 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $37.7 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ending December 31, 2020. We were in compliance with all covenants under the Credit Agreement as of March 31, 2020.
We had outstanding borrowings of $144.0 million with net availability of $218.3 million as of March 31, 2020. We had $61.6 million in letters of credit outstanding under the Credit Agreement as of March 31, 2020.
Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $30.2 million at March 31, 2020 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements.
Off-Balance Sheet Arrangements
At March 31, 2020 and December 31, 2019, other than letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

Recently Issued Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
Critical Accounting Policies
There have been no material changes to the critical accounting policies as disclosed in the Company’s 2019 Annual Report on Form 10-K.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risks as disclosed in the Company’s 2019 Annual Report on Form 10-K other than as set forth below with respect to risks related to fluctuations in interest rates.
Interest Rate Risk
When we have loan amounts under our Revolver, we are exposed to interest rate risk arising from fluctuations in interest rates. During the three months ended March 31, 2020, we did not use any interest rate swap contracts to manage this risk. An increase (decrease) in interest rates of 100 basis points on our variable-rate debt would increase (decrease) our annual interest expense by $1.4 million (based on our borrowings as of March 31, 2020).

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A    RISK FACTORS
Except as set forth below with respect to the COVID-19 pandemic, there have been no material changes to our risk factors from the risk factors disclosed in our 2019 Annual Report on Form 10-K.
The potential effects of COVID-19 could also impact or amplify many of the risk factors included in our 2019 Annual Report on Form 10-K, including, but not limited to, the state of the homebuilding industry, fluctuation of commodity prices and prices of our products, the impact of potential changes in our customer or product sales mix, our concentration of business, the potential loss of significant customers, our ability to maintain profitability and positive cash flows, product shortages, loss of key suppliers, the impact of long-term noncancellable leases, the credit risk from our customers, the impact of health and safety laws and regulations and cybersecurity risks. However, given the unpredictable and unprecedented nature of the evolving health, economic, social and governmental environments, the potential impact that COVID-19 could have on these and other risk factors remain uncertain.
The risks described in our 2019 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The COVID-19 outbreak could have a material adverse effect on our business, financial condition, operating results and cash flows.
In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States, and the World Health Organization has declared the outbreak a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. Such measures, or others that may be implemented in the future, although temporary in nature, may become more restrictive or continue indefinitely.

Our business has been adversely, and may be materially adversely affected, by the COVID-19 outbreak and the global response. The Company, its customers’ and its suppliers’ businesses have generally been classified as “essential business” in most of the jurisdictions in which the Company operates, permitting the Company and its customers to continue operations in most of the Company’s markets. However, there can be no assurance that our business or our customers’ and suppliers’ businesses will continue to be classified as “essential” in the future, or that we or they will not voluntarily limit or cease operations in one or more markets if we or they believe it is in our or their best interests. For example, in accordance with preventive measures we implemented, we significantly reduced operations in the State of Washington, which represented approximately 5% of the Company’s net sales for the year ended December 31, 2019. We also reduced or otherwise limited operations in other jurisdictions, including Pennsylvania and portions of northern California that have implemented restrictions on construction activity. Should there be an outbreak of COVID-19 among the Company’s employees at one or more of the Company’s facilities, we may need to significantly reduce or cease operations in response.

The COVID-19 outbreak may also have a material adverse impact on our customers and the homebuilding industry in general, as it may adversely affect, among other factors, employment levels, consumer spending and consumer confidence, which would decrease demand for homes and impact the creditworthiness of our customers. In response to the impact of the COVID-19 pandemic on their business, homebuilders have begun to, and may continue to, reduce or suspend housing starts and additional land purchases to preserve their liquidity. According to the U.S. Census Bureau, the seasonally adjusted annual rate for single-family housing starts in the South and West regions of the United States, which are our primary operating regions, decreased approximately 16.0% in the month of March 2020 compared to February 2020.

To the extent our suppliers are negatively impacted by the COVID-19 outbreak, there could be disruptions in our supply chain, which could, among other impacts, limit our ability to deliver our products and services to our customers in a timely and cost-effective manner, thereby adversely affecting our sales and profitability. For example, certain of our suppliers across our markets have either reduced or ceased production in some or all of their facilities in response to the COVID-19 outbreak. This, along with any further reductions in their production levels, may limit the supply of certain materials or to certain markets, which could, among other things, increase the cost of materials or limit our ability to procure the materials we need to fulfill customer demand. In particular, the supply of interior doors has become limited due to the impact of COVID-19 on door suppliers, which began to impact net sales in certain of our markets in our millwork, doors and windows product category subsequent to March 31, 2020. Additionally, we enter into arrangements with many of our suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Should we not achieve specified volume purchasing levels as a result of the impacts of COVID-19 and as such, reduce our supplier rebate income, our margins and profitability would be negatively impacted. Similarly, due to the impact of the COVID-19 outbreak on lumber production of suppliers and the commodity markets in general, the average composite framing lumber price and average composite structural panel prices began decreasing in the second half of March 2020, and have continued to decrease in April 2020. Low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. This focus has diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, suspending non-essential air travel and encouraging employees to work from home when possible, which could adversely affect our business. While these measures and others we may take are temporary, they may continue until the outbreak is contained and restrictions on movement or commercial and business activity and related orders or ordinances are sufficiently modified or lifted, and could amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, risks related internal controls and cybersecurity and others we identify in our 2019 Annual Report on Form 10-K.

The continued spread of COVID-19 has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels, and led to widespread corporate downsizing, causing a sharp increase in unemployment. In recent weeks, we have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of this outbreak on the U.S. and world economies is uncertain and, until the outbreak is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on local, state, national and global levels. To date, no fully effective vaccines or treatments have been developed and effective vaccines or treatments may not be discovered soon enough to protect against a worsening of the outbreak or to prevent COVID-19 from becoming endemic. While we expect the coronavirus outbreak and related events will have a negative effect on us, the unpredictable and unprecedented nature of the current situation makes it impractical to identify all potential risks or estimate the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies. Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, and any of the foregoing risks and uncertainties as well as those that have not yet manifested themselves or been identified could have a material adverse impact on our business, financial condition, operating results and cash flows.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

During November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2020 or may be suspended or discontinued at any time. The Company has temporarily postponed any additional share repurchases to preserve liquidity in response to the COVID-19 pandemic.

The following table presents our purchases of common stock during the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 2020	—	$—	—	$55,662,217
February 2020	—	—	—	55,662,217
March 2020	87,411	16.20	87,411	$54,245,981
Total	87,411	$16.20	87,411
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date: May 5, 2020	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)