Form 10-Q
period 2020-06-30
BMC STOCK HOLDINGS, INC.
filed 2020-08-04
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission file number 001-36050
BMC Stock Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		26-4687975
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4800 Falls of Neuse Rd, Suite 400
Raleigh,	North Carolina	27609
(Address of principal executive offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at August 3, 2020 was 67,068,363 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
i

PART I. FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$253,443	$165,496
Accounts receivable, net of allowances of $9,895 and $8,318 at June 30, 2020 and December 31, 2019, respectively	361,953	325,741
Inventories	326,807	331,969
Contract assets	33,871	32,125
Income taxes receivable	—	7,504
Prepaid expenses and other current assets	70,926	66,818
Total current assets	1,047,000	929,653
Property and equipment, net of accumulated depreciation	368,378	345,466
Operating lease right-of-use assets	136,540	139,907
Customer relationship intangible assets, net of accumulated amortization	175,150	185,049
Other intangible assets, net of accumulated amortization	450	580
Goodwill	295,402	297,146
Other long-term assets	7,443	8,300
Total assets	$2,030,363	$1,906,101
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$237,029	$189,644
Accrued expenses and other liabilities	97,127	117,825
Contract liabilities	42,610	31,094
Income taxes payable	2,640	—
Interest payable	4,947	4,759
Current portion:
Long-term debt and finance lease obligations	4,214	5,577
Operating lease liabilities	27,411	26,147
Insurance reserves	18,487	16,328
Total current liabilities	434,465	391,374
Insurance reserves	42,473	43,536
Long-term debt	346,450	346,032
Long-term portion of finance lease obligations	5,131	6,959
Long-term portion of operating lease liabilities	118,705	120,832
Deferred income taxes	25,601	15,195
Other long-term liabilities	7,474	661
Total liabilities	980,299	924,589
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 68.8 million and 68.3 million shares issued, and 67.1 million and 66.8 million outstanding at June 30, 2020 and December 31, 2019, respectively	688	683
Additional paid-in capital	694,113	687,255
Retained earnings	385,841	320,190
Treasury stock, at cost, 1.7 million and 1.5 million shares at June 30, 2020 and December 31, 2019, respectively	(30,578)	(26,616)
Total stockholders’ equity	1,050,064	981,512
Total liabilities and stockholders’ equity	$2,030,363	$1,906,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$979,896	$946,375	$1,900,775	$1,771,780
Cost of sales	727,074	700,598	1,410,825	1,309,881
Gross profit	252,822	245,777	489,950	461,899

Selling, general and administrative expenses	173,420	181,431	360,342	351,365
Depreciation expense	11,704	10,043	23,223	19,616
Amortization expense	5,016	4,338	10,029	8,685
Impairment of assets	2,255	529	2,255	529
Merger and integration costs	357	1,382	1,525	4,172
	192,752	197,723	397,374	384,367
Income from operations	60,070	48,054	92,576	77,532
Other income (expense)
Interest expense	(6,204)	(5,574)	(12,136)	(11,612)
Other income, net	2,920	3,709	5,839	6,619
Income before income taxes	56,786	46,189	86,279	72,539
Income tax expense	13,164	10,490	20,628	16,490
Net income	$43,622	$35,699	$65,651	$56,049

Weighted average common shares outstanding
Basic	67,022	66,578	66,931	66,679
Diluted	67,564	67,077	67,604	67,179

Net income per common share
Basic	$0.65	$0.54	$0.98	$0.84
Diluted	$0.65	$0.53	$0.97	$0.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
Exercise of stock options	8	—	—	—	132	—	132
Shares vested for long-term incentive plan	290	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	920	(15,709)	—	—	(15,709)
Repurchases of common stock related to equity award activity	—	—	74	(1,330)	—	—	(1,330)
Stock compensation expense	—	—	—	—	2,915	—	2,915
Net income	—	—	—	—	—	20,350	20,350
Stockholders’ equity as of March 31, 2019	68,006	680	1,472	(25,497)	675,139	230,695	881,017
Exercise of stock options	76	1	—	—	528	—	529
Shares vested for long-term incentive plan	73	1	—	—	(1)	—	—
Repurchases of common stock under share repurchase program	—	—	41	(737)	—	—	(737)
Repurchases of common stock related to equity award activity	—	—	6	(137)	—	—	(137)
Stock compensation expense	—	—	—	—	3,248	—	3,248
Net income	—	—	—	—	—	35,699	35,699
Stockholders’ equity as of June 30, 2019	68,155	$682	1,519	$(26,371)	$678,914	$266,394	$919,619

Stockholders’ equity as of December 31, 2019	68,306	$683	1,528	$(26,616)	$687,255	$320,190	$981,512
Exercise of stock options	13	—	—	—	206	—	206
Shares vested for long-term incentive plan	402	4	—	—	(4)	—	—
Repurchases of common stock under share repurchase program	—	—	87	(1,416)	—	—	(1,416)
Repurchases of common stock related to equity award activity	—	—	122	(2,441)	—	—	(2,441)
Stock compensation expense	—	—	—	—	3,170	—	3,170
Net income	—	—	—	—	—	22,029	22,029
Stockholders’ equity as of March 31, 2020	68,721	687	1,737	(30,473)	690,627	342,219	1,003,060
Exercise of stock options	9	—	—	—	159	—	159
Shares vested for long-term incentive plan	75	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	6	(105)	—	—	(105)
Stock compensation expense	—	—	—	—	3,328	—	3,328
Net income	—	—	—	—	—	43,622	43,622
Stockholders’ equity as of June 30, 2020	68,805	$688	1,743	$(30,578)	$694,113	$385,841	$1,050,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$65,651	$56,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,265	25,739
Amortization of intangible assets	10,029	8,685
Amortization of debt issuance costs	634	807
Deferred income taxes	10,406	6,888
Non-cash stock compensation expense	6,498	6,163
Gain on sale of property, equipment and real estate	(351)	(1,949)
Other non-cash adjustments	2,248	2,200
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(36,201)	(30,725)
Inventories	5,175	(8,557)
Accounts payable	49,401	85,178
Other assets and liabilities	9,412	(21,166)
Net cash provided by operating activities	153,167	129,312
Cash flows from investing activities
Purchases of property, equipment and real estate	(49,079)	(45,905)
Proceeds from sale of property, equipment and real estate	633	4,153
Purchases of businesses, net of cash acquired	—	(52,012)
Insurance proceeds	—	107
Net cash used in investing activities	(48,446)	(93,657)
Cash flows from financing activities
Proceeds from revolving credit facility	144,000	110,987
Repayments of proceeds from revolving credit facility	(144,000)	(110,987)
Repurchases of common stock under share repurchase program	(1,416)	(16,446)
Payments on finance lease obligations	(3,166)	(3,385)
Other financing activities, net	(12,192)	(6,001)
Net cash used in financing activities	(16,774)	(25,832)
Net increase in cash and cash equivalents	87,947	9,823
Cash and cash equivalents
Beginning of period	165,496	150,723
End of period	$253,443	$160,546

Supplemental disclosure of non-cash transactions
Right-of-use assets obtained in exchange for operating lease obligations	$11,870	$5,561
Accrued purchases of property and equipment	12,493	4,609
Acquisition-related holdback payments due at future date, net of post-closing adjustment receivable	4,280	1,549
Assets acquired under finance lease obligations	—	635
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
Cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of June 30, 2020, the Company had no cash equivalents and as of December 31, 2019, the Company had cash equivalents of $4.4 million. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and were classified as Level 1 or Level 2 measurements in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.
Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the COVID-19 pandemic as of June 30, 2020. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, supplier rebates, goodwill impairment, impairment of tangible and intangible long-lived assets, share-based compensation and valuation allowances for tax assets. While the assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, the Company believes the full impact of the COVID-19 pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements.

Share repurchase program
Utilizing cash from operations, the Company repurchased no shares during the three months ended June 30, 2020, 0.1 million shares at a weighted average price of $16.20 per share for a total cost of $1.4 million during the six months ended June 30, 2020, less than 0.1 million shares at a weighted average price of $18.16 per share for a total cost of $0.7 million during the three months ended June 30, 2019 and 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million during the six months ended June 30, 2019. These repurchases were made under the Company’s $75.0 million share repurchase program authorized by the Company’s board of directors in November 2018. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the condensed consolidated balance sheets. As of June 30, 2020, the Company had approximately $54.2 million of capacity remaining under the current share repurchase authorization. The Company has temporarily postponed any additional share repurchases.

Statement of cash flows
Proceeds from revolving credit facility and repayments of proceeds from revolving credit facility as presented on the condensed consolidated statements of cash flows include all cash activities and transactions between the Company and its associated lenders in relation to the revolving credit facility, excluding interest and fees, and for the six months ended June 30, 2019, is specifically inclusive of operating cash receipts that were automatically applied to the revolving credit facility pursuant to a voluntary cash sweep arrangement. See Note 5 for further details on the Company’s revolving credit facility.

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

2019 Acquisitions
The Company completed the following acquisitions during the six months ended June 30, 2019:

•On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot and Company (“Barefoot”), a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area.
•On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area.

The Barefoot and Locust Lumber acquisitions enhance the Company’s value-added offerings and footprint in the Charlotte, North Carolina metropolitan area.

The purchase price, in aggregate, for the Barefoot and Locust Lumber acquisitions was $53.6 million. The purchase price included a holdback which, after certain post-closing adjustments, required the Company to pay $2.0 million to the sellers of Barefoot during the six months ended June 30, 2020. The Company funded the Barefoot and Locust Lumber acquisitions through available cash.

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

Net sales and estimated pre-tax earnings for Barefoot and Locust Lumber, in aggregate, included in the unaudited condensed consolidated statements of operations during the three months ended June 30, 2019 were $27.7 million and $2.3 million, respectively. Net sales and estimated pre-tax earnings for Barefoot and Locust Lumber, in aggregate, included in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2019 were $45.9 million and $4.2 million, respectively. The impact of the Barefoot and Locust Lumber acquisitions was not considered significant for the reporting of pro forma financial information.

4. Accounts Receivable
Accounts receivable consist of the following at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Trade receivables	$371,848	$334,059
Allowance for doubtful accounts	(7,155)	(5,674)
Other allowances	(2,740)	(2,644)
	$361,953	$325,741
The allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging, customer disputes and the current and forecasted business environment. Account balances are charged off when the potential for recovery is considered remote. The following table shows the changes in the allowance for doubtful accounts for the six months ended June 30, 2020:

(in thousands)	2020
Balance at January 1	$5,674
Write-offs	(1,952)
Recoveries	821
Increase in allowance	2,612
Balance at June 30	$7,155

5. Debt
Long-term debt as of June 30, 2020 and December 31, 2019 consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	—
	350,000	350,000
Unamortized debt issuance costs related to senior secured notes	(3,550)	(3,968)
	346,450	346,032
Less: Current portion of long-term debt	—	—
	$346,450	$346,032

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

As of June 30, 2020, the estimated market value of the Senior Notes was approximately $4.4 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving credit facility (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement), has an aggregate commitment of $425.0 million. The Credit Agreement matures at the earlier of (i) May 31, 2024 and (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Company had no outstanding borrowings under the Revolver with net availability of $362.3 million as of

June 30, 2020. The Company had $61.6 million in letters of credit outstanding under the Credit Agreement as of June 30, 2020. The Company repaid $144.0 million in borrowings under the Revolver during the three months ended June 30, 2020.

6. Revenue

Disaggregation of revenue
The following table shows net sales classified by major product category for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Millwork, doors & windows	$287,999	$271,135	$583,668	$511,057
Structural components	164,535	166,955	324,879	308,231
Lumber & lumber sheet goods	292,817	281,855	551,956	523,814
Other building products & services	234,545	226,430	440,272	428,678
Total net sales	$979,896	$946,375	$1,900,775	$1,771,780

The following table reflects the Company’s estimate of net sales by each customer type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Single-family homebuilders	$702,388	$716,974	$1,377,159	$1,345,692
Remodeling contractors	127,699	110,313	232,368	198,521
Multi-family, commercial & other contractors	149,809	119,088	291,248	227,567
Total net sales	$979,896	$946,375	$1,900,775	$1,771,780

Net sales for the Company's building products contracts was $739.4 million, $712.4 million, $1,426.0 million and $1,333.3 million for the three and six months ended June 30, 2020 and 2019, respectively. Net sales for the Company's construction services contracts, which includes both products and installation services, was $240.5 million, $234.0 million, $474.7 million and $438.5 million for the three and six months ended June 30, 2020 and 2019, respectively.

Contract balances
The following table reflects the Company’s contract balances as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$375,822	$333,044	$42,778
Contract assets	33,871	32,125	1,746
Contract liabilities	$42,610	$31,094	$11,516

During the six months ended June 30, 2020, the Company’s contract assets increased by $1.7 million and the Company’s contract liabilities increased by $11.5 million. The changes in contract assets and liabilities were primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three and six months ended June 30, 2020, the Company recognized revenue of $3.4 million and $27.8 million, respectively, that was included in contract liabilities as of December 31, 2019. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and six months ended June 30, 2020.
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
The Company had a valuation allowance of $0.1 million against its deferred tax assets related to certain state tax jurisdictions as of June 30, 2020 and December 31, 2019. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of June 30, 2020 and December 31, 2019.

For the three and six months ended June 30, 2020, the Company’s effective tax rate was 23.2% and 23.9%, respectively, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation expense. For the three and six months ended June 30, 2019, the Company’s effective tax rate was 22.7%, which varied from the federal statutory rate of 21% primarily due to state income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. The Company expects to benefit from the technical correction related to qualified leasehold improvements, which provides for tax bonus depreciation. If the Company generates a net operating loss (“NOL”) in 2020, it would also expect to benefit from the five-year NOL carryback provisions included in the CARES Act. To the extent that states in which the Company operates provide for similar stimulus measures, the Company will evaluate potential benefits at the state-level as well. For the six months ended June 30, 2020, the Company recognized a decrease in income taxes payable of $2.0 million and a corresponding increase in its deferred income taxes related to increased bonus depreciation on qualified improvement property allowable under the CARES Act.

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

9. Stock Based Compensation
The following table highlights stock based compensation for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units (a)	$2,966	$3,248	$6,136	$6,163
Stock options (b)	362	—	362	—
Stock based compensation	$3,328	$3,248	$6,498	$6,163

(a) Includes service-based and performance-based restricted stock units.
(b) Represents expense related to a modification of vested stock options.

During the three and six months ended June 30, 2020, the Company granted 0.1 million and 0.4 million service-based restricted stock unit awards, respectively. In addition, during the six months ended June 30, 2020, the Company granted performance-based restricted stock units that allow for a maximum of 0.2 million performance-based restricted stock units to be earned.

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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and six months ended June 30, 2020 and 2019. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended June 30, 2020
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$979,896	$252,822	$19,776	$106,466
Other reconciling items	—	—	523	(16,117)
	$979,896	$252,822	$20,299

	Three Months Ended June 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$946,375	$245,777	$17,000	$90,017
Other reconciling items	—	—	632	(16,688)
	$946,375	$245,777	$17,632

	Six Months Ended June 30, 2020
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,900,775	$489,950	$39,277	$186,842
Other reconciling items	—	—	1,017	(35,487)
	$1,900,775	$489,950	$40,294

	Six Months Ended June 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,771,780	$461,899	$33,147	$163,785
Other reconciling items	—	—	1,277	(36,056)
	$1,771,780	$461,899	$34,424

Reconciliation to consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income before income taxes	$56,786	$46,189	$86,279	$72,539
Interest expense	6,204	5,574	12,136	11,612
Interest income	(339)	(844)	(922)	(1,785)
Depreciation and amortization	20,299	17,632	40,294	34,424
Merger and integration costs	357	1,382	1,525	4,172
Non-cash stock compensation expense	3,328	3,248	6,498	6,163
Acquisition costs	495	18	2,326	598
Business reorganization costs (a)	3,219	228	3,219	228
Other items (b)	—	(98)	—	(222)
Adjusted EBITDA of other reconciling items	16,117	16,688	35,487	36,056
Adjusted EBITDA of geographic divisions reportable segment	$106,466	$90,017	$186,842	$163,785
(a) For the three and six months ended June 30, 2020, represents asset impairment charges related to the closure or relocation of the operations of certain of the Company’s facilities (“Impairment Charges”), which were not related to the COVID-19 pandemic, and severance expense related to permanent headcount reductions due to the impact of the COVID-19 pandemic. For the three and six months ended June 30, 2019, represents Impairment Charges and the effect of certain customary post-closing adjustments related to the November 1, 2018 disposition of the Company’s Coleman Floor business.
(b) For the three months ended June 30, 2019, represents income from a recovery made by the Company related to a fire at one of the Company’s facilities during 2015 (the “Recovery Income”). For the six months ended June 30, 2019, represents the Recovery Income and the effect of the settlement of pending litigation for an amount below what was previously accrued.

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
The basic and diluted EPS calculations for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Income attributable to common stockholders	$43,622	$35,699	$65,651	$56,049

Weighted average common shares outstanding, basic	67,022	66,578	66,931	66,679
Effect of dilutive securities:
Restricted stock units (a)	454	390	562	403
Stock options	88	109	111	97
Weighted average common shares outstanding, diluted	67,564	67,077	67,604	67,179

Basic income per common share	$0.65	$0.54	$0.98	$0.84
Diluted income per common share	$0.65	$0.53	$0.97	$0.83
(a) Includes service-based and contingently issuable performance-based restricted stock units.

The following table provides the securities that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS for the periods presented because to do so would have been anti-dilutive. The amounts included in this table exclude performance-based restricted stock units. As of June 30, 2020, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Restricted stock units	46	59	46	59

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
The forward-looking statements reflect our views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement, and many of these risks and uncertainties are, and may continue to be, amplified by the COVID-19 pandemic. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation:
•the impact of the COVID-19 pandemic on our business operations and on local, national and global economies;
•the state of the homebuilding industry and repair and remodeling activity, the economy and the credit markets;
•fluctuation of commodity prices and prices of our products as a result of national and international economic and other conditions;
•the impact of potential changes in our customer or product sales mix;
•our concentration of business in the Texas, California and Georgia markets;
•the potential loss of significant customers or a reduction in the quantity of products they purchase;
•seasonality and cyclicality of the building products supply and services industry;
•competitive industry pressures and competitive pricing pressure from our customers and competitors;
•our exposure to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings;
•our ability to maintain profitability and positive cash flows;
•our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;
•product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers;
•the implementation of our supply chain and technology initiatives;
•the impact of long-term noncancellable leases at our facilities;
•our ability to effectively manage inventory and working capital;
•the credit risk from our customers;
•our ability to identify or respond effectively to consumer needs, expectations, market conditions or trends;
•our ability to successfully implement our growth strategy;
•the impact of federal, state, local and other laws and regulations;
•the impact of changes in legislation and government policy;
•the impact of unexpected changes in our tax provisions and adoption of new tax legislation;
•our ability to utilize our net operating loss carryforwards;
•natural or man-made disruptions to our distribution and manufacturing facilities;
•our exposure to environmental liabilities and subjection to environmental laws and regulation;
•the impact of health and safety laws and regulations;
•the impact of disruptions to our information technology systems;
•cybersecurity risks;
•our exposure to losses if our insurance coverage is insufficient;
•our ability to operate on multiple Enterprise Resource Planning (“ERP”) information systems and convert multiple systems to a single system;

•the impact of our indebtedness; and
•the impact of the various financial covenants in our secured credit agreement and senior secured notes indenture.

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

Our net sales for the three months ended June 30, 2020 increased 3.5% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 25.8% for the three months ended June 30, 2020 compared to 26.0% for the prior year period. We recorded income from operations of $60.1 million during the three months ended June 30, 2020 compared to $48.1 million during the three months ended June 30, 2019. See further discussion in “-Operating Results” below.
COVID-19 Update
In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. The pandemic has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity, including reduced production, decreased demand for a broad variety of goods and services, diminished trade-levels and widespread corporate downsizing.

To date, the Company’s and our customers’ businesses have generally been classified as “essential business” in most of the jurisdictions in which we operate, permitting the Company and its customers to continue operations in most of the Company’s markets. However, beginning in March 2020, the Company significantly reduced operations in the State of Washington, which represented approximately 5% of the Company’s net sales for the year ended December 31, 2019. We also temporarily reduced or otherwise limited operations in other jurisdictions, including Pennsylvania and portions of northern California that implemented restrictions on construction activity. In May 2020, these jurisdictions began the process of reopening building construction. We and our customers may need to make further reductions in operations in the future if more preventive measures are implemented or if we or our customers voluntarily limit or cease operations in one of our markets. Even in certain of our markets where our and our customers’ operations have not been limited by voluntary or involuntary measures, certain customers have decreased purchases of our products in response to the various impacts of COVID-19 on their business.

Certain of our suppliers across our markets have either reduced or ceased production in some or all of their facilities in response to the COVID-19 pandemic. Although these actions did not have a material negative impact on our results of operations for the three and six months ended June 30, 2020, we expect that these actions, along with any further reductions in production levels of our suppliers, may limit the supply of certain materials or extend lead times, which could, among other things, cause the cost of materials we purchase to rise or limit our ability to procure the materials we need to fulfill customer demand. Recently, due in part to the continued impacts of COVID-19 on certain suppliers, the supply of certain products, including interior doors, lumber and structural panels, has been significantly curtailed, increasing lead times. The impact of COVID-19 has also led to significant volatility in market prices for wood products during the three and six months ended June 30, 2020. See further discussion of the volatility and the impact of commodity prices on our business in “Commodity nature of our products” below. Additionally, we enter into arrangements with many of our suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Should we not achieve specified volume purchasing levels as a result of the impacts of COVID-19 and as such, reduce our supplier rebate income, our margins and profitability would be negatively impacted.

We have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees. These include implementation of detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, suspending non-essential air travel, implementing appropriate reductions in workforce, including furloughs, and encouraging employees to work from home when possible. See “Liquidity and Capital Resources” below for a discussion of other precautionary measures taken with respect to our liquidity and financial position in response to the pandemic.

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

Due to the unprecedented nature and considerable uncertainty surrounding the COVID-19 pandemic and its impact on our industry and global economies and markets as a whole, we are unable to identify all potential risks, uncertainties and consequences or predict the full extent and scope of the ultimate impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows as well as our future plans and strategies. See “Item 1A. Risk Factors” for additional discussion regarding risks related to the COVID-19 pandemic.

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
The Company anticipates that the COVID-19 pandemic will have a negative impact on our customers and the homebuilding industry in general, as it will affect, among other factors, employment levels, consumer spending and consumer confidence, which will decrease demand for new homes, adversely affecting our business. In response to the impact of the COVID-19 pandemic on their businesses, homebuilders have, and may continue to, reduce or suspend housing starts and additional land purchases to preserve their liquidity. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 8.9% during the three months ended June 30, 2020 compared to the three months ended March 31, 2020.
Acquisitions and closures
The Company completed the following acquisitions during the year ended December 31, 2019 (the “2019 Acquisitions”):

•On January 14, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Barefoot, a supplier of windows, exterior doors, hardware, specialty products and installation services in the Charlotte, North Carolina metropolitan area.
•On February 8, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Locust Lumber, a supplier of lumber products and building materials primarily to custom homebuilders and professional remodeling contractors in the Charlotte, North Carolina metropolitan area.

•On August 1, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Kingston Lumber, a supplier of lumber products, trusses and other building materials primarily to custom homebuilders and professional remodeling contractors in the Seattle, Washington metropolitan area.
•On September 3, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Heritage One Door & Carpentry (“Heritage One”), a supplier of pre-hung doors, millwork, hardware and finish carpentry services in the Sacramento, California metropolitan area.
•On September 16, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of Colorado Fasteners, a supplier of fasteners, tools and other related products in the Denver, Colorado metropolitan area.
•On December 2, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of DeFord Lumber (“DeFord”), a supplier of millwork, doors, windows, structural components and other building materials primarily to custom and regional homebuilders in the Dallas-Fort Worth metropolitan area.

As of December 31, 2019, the Company ceased conducting business in its Arkansas market (the “Arkansas Market”), which accounted for less than 1% of the Company's net sales for the year ended December 31, 2019.

Net sales increased by approximately $35.0 million for the three months ended June 30, 2020 as a result of the Kingston Lumber, Heritage One, Colorado Fasteners and DeFord acquisitions (the “Recent Acquisitions”), net of the Arkansas Market closure.
Due to the impact of COVID-19, the Company’s acquisition activity has been and may continue to be curtailed in the near-term to preserve liquidity. See “Liquidity and Capital Resources” below for a discussion of precautionary measures taken with respect to our liquidity and financial position in response to the pandemic.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 versus 2019	2020 average price	2020 versus 2019	2020 average price
Framing lumber prices	18.3%	$407	16.3%	$407
Structural panel prices	14.3%	$400	8.6%	$393
Due to the impact of the COVID-19 pandemic on lumber production of suppliers and the commodity markets in general, there was significant volatility in commodity prices during the three and six months ended June 30, 2020. The average composite framing lumber prices and average composite structural panel prices began decreasing in the second half of March 2020 and continued to decrease until May 2020, when prices began to increase rapidly. As of July 31, 2020, the composite framing lumber price and composite structural panel price were $627 and $635, respectively. Due to changes in supply and demand in the commodity markets from COVID-19, there may be additional volatility in commodity prices in the future.
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
Changes in customer sales mix
Our operating results may vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors and multi-family, commercial and other contractors. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to our other primary customer types can vary based on a variety of factors. If the COVID-19 pandemic has a greater impact on one or more of our primary customer types, or on certain customers within our primary customer types, we could see a change in our customer sales mix, which could, among other things, impact our gross margin.
Seasonality
Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. As a result, sales are usually lower in the first and fourth quarters than in the second and third quarters. If further preventive measures are implemented in the third quarter of the year by governmental authorities or voluntarily by the Company in response to the COVID-19 pandemic, it could have a further negative impact on the Company’s business, financial condition, operating results and cash flows.

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020		2019		2020		2019
Net sales	$979,896	100.0%	$946,375	100.0%	$1,900,775	100.0%	$1,771,780	100.0%
Cost of sales	727,074	74.2%	700,598	74.0%	1,410,825	74.2%	1,309,881	73.9%
Gross profit	252,822	25.8%	245,777	26.0%	489,950	25.8%	461,899	26.1%
Operating expenses:
Selling, general and administrative expenses	173,420	17.7%	181,431	19.2%	360,342	19.0%	351,365	19.8%
Depreciation expense	11,704	1.2%	10,043	1.1%	23,223	1.2%	19,616	1.1%
Amortization expense	5,016	0.5%	4,338	0.5%	10,029	0.5%	8,685	0.5%
Impairment of assets	2,255	0.2%	529	0.1%	2,255	0.1%	529	0.0%
Merger and integration costs	357	0.0%	1,382	0.1%	1,525	0.1%	4,172	0.2%
Income from operations	60,070	6.1%	48,054	5.1%	92,576	4.9%	77,532	4.4%
Other income (expense)
Interest expense	(6,204)	(0.6)%	(5,574)	(0.6)%	(12,136)	(0.6)%	(11,612)	(0.7)%
Other income, net	2,920	0.3%	3,709	0.4%	5,839	0.3%	6,619	0.4%
Income before income taxes	56,786	5.8%	46,189	4.9%	86,279	4.5%	72,539	4.1%
Income tax expense	13,164	1.3%	10,490	1.1%	20,628	1.1%	16,490	0.9%
Net income	$43,622	4.5%	$35,699	3.8%	$65,651	3.5%	$56,049	3.2%
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Net sales
For the three months ended June 30, 2020, net sales increased $33.5 million, or 3.5%, to $979.9 million from $946.4 million during the three months ended June 30, 2019. We estimate that net sales increased 4.3% from the Recent Acquisitions and 2.0% from price inflation within the lumber and lumber sheet goods and structural components product categories, partially offset by a decrease of 2.2% from other organic sales declines due to the impact of the COVID-19 pandemic and 0.6% from the Arkansas Market closure.
We estimate approximately 72% of our net sales for the three months ended June 30, 2020 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 13.3% for the three months ended June 30, 2020 compared to the same period in the prior year, while single-family houses completed declined approximately 1.1% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 0.3% in the aggregate and net sales to multi-family, commercial and other contractors increased 25.8%.
The following table shows net sales classified by major product category:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Millwork, doors & windows	$287,999	29.4%	$271,135	28.6%	6.2%
Structural components	164,535	16.8%	166,955	17.6%	(1.4)%
Lumber & lumber sheet goods	292,817	29.9%	281,855	29.8%	3.9%
Other building products & services	234,545	23.9%	226,430	24.0%	3.6%
Total net sales	$979,896	100.0%	$946,375	100.0%	3.5%
The increase in net sales in our millwork, doors and windows product category was primarily related to the Recent Acquisitions and other organic growth. The decrease in net sales in our structural components product category was primarily related to the impact of COVID-19.
Cost of sales
For the three months ended June 30, 2020, cost of sales increased $26.5 million, or 3.8%, to $727.1 million from $700.6 million during the three months ended June 30, 2019. We estimate our cost of sales increased 4.1% from the Recent Acquisitions and 2.6% as a result of commodity cost inflation, partially offset by a decrease of 2.2% from other organic declines and 0.7% from the Arkansas Market closure.
Gross profit
For the three months ended June 30, 2020, gross profit increased $7.0 million, or 2.9%, to $252.8 million from $245.8 million for the three months ended June 30, 2019, driven primarily by the Recent Acquisitions. Our gross margin was 25.8% for the three months ended June 30, 2020 and 26.0% for the three months ended June 30, 2019. This decrease was primarily due to a decrease in the gross margin in the lumber and lumber sheet goods and structural components product categories, which benefited from unusually high commodity price-related gross margins during the three months ended June 30, 2019, partially offset by an increase in the percent of net sales derived from our millwork, doors and windows product category, which often generates higher gross margins relative to other products.
Operating expenses
For the three months ended June 30, 2020:
•selling, general and administrative expenses were $173.4 million, a decrease of $8.0 million, or 4.4%, from $181.4 million for the three months ended June 30, 2019. Excluding the $4.3 million impact of an out of period correction during the three months ended June 30, 2019, selling, general and administrative expenses decreased $3.7 million. Other factors impacting selling, general and administrative expenses were an approximately $10.0 million decrease in employee wages, benefits and other employee-related costs from cost reduction efforts in response to the impact of the COVID-19 pandemic, which was partially offset by an increase of $9.0 million related to selling, general and administrative expenses of the Recent Acquisitions. The remaining decrease was primarily related to lower fuel costs and a reduction in other costs.
•depreciation expense was $11.7 million compared to $10.0 million for the three months ended June 30, 2019. This increase resulted from the depreciation of assets placed into service.

•amortization expense was $5.0 million compared to $4.3 million for the three months ended June 30, 2019. This increase resulted from the amortization of intangible assets acquired in the Recent Acquisitions.
•the Company recognized asset impairment charges of $2.3 million related to the closure or relocation of the operations of certain of the Company’s facilities, which were not related to the COVD-19 pandemic. For the three months ended June 30, 2019, the Company recognized asset impairment charges of $0.5 million related to the relocation of the operations of one of the Company’s facilities.
•the Company incurred $0.4 million of Merger and integration costs related to the ongoing integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”), consisting primarily of system integration costs, compared to $1.4 million for the three months ended June 30, 2019.
We expect our selling, general and administrative expenses to continue to be impacted by the COVID-19 pandemic as we have implemented measures to reduce our operating expenses to preserve liquidity. While certain cost reduction measures, such as permanent headcount reductions, are more permanent in nature, others, such as reductions in travel and certain other costs, are more temporary in nature. Further, certain variable costs, such as commissions, will fluctuate with changes in net sales. It is also possible that bad debt expense may increase if the effects of COVID-19 impact our customers’ liquidity and their ability to pay our outstanding receivables. As such, our selling, general and administrative expenses may increase in the future compared to the three months ended June 30, 2020 due to these factors, among others.
Interest expense
For the three months ended June 30, 2020 and 2019, interest expense was $6.2 million and $5.6 million, respectively. This increase was primarily related to interest expense from precautionary borrowings made under our revolving credit facility during the three months ended March 31, 2020 in response to the initial outbreak of COVID-19, which were repaid during the three months ended June 30, 2020. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.
Other income, net
For the three months ended June 30, 2020 and 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $2.9 million and $3.7 million, respectively. This decrease was primarily due to a decrease in interest income.
Income tax
For the three months ended June 30, 2020, income tax expense was $13.2 million compared to $10.5 million for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 was 23.2%, which varied from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2019 was 22.7%, which varied from the federal statutory rate of 21% primarily due to state income taxes.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Net sales
For the six months ended June 30, 2020, net sales increased $129.0 million, or 7.3%, to $1,900.8 million from $1,771.8 million during the six months ended June 30, 2019. We estimate that net sales increased 5.1% from the 2019 Acquisitions, 1.2% from other organic growth, 0.8% from price inflation within the lumber and lumber sheet goods and structural components product categories and 0.8% from an additional selling day versus the prior year period, partially offset by a decrease of 0.6% from the Arkansas Market closure. Other organic growth was negatively impacted by the effects of the COVID-19 pandemic.
We estimate approximately 73% of our net sales for the six months ended June 30, 2020 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, declined approximately 1.0% for the six months ended June 30, 2020 compared to the same period in the prior year, while single-family houses completed increased approximately 1.0% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 4.2% in the aggregate and net sales to multi-family, commercial and other contractors increased 28.0%.

The following table shows net sales classified by major product category:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Millwork, doors & windows	$583,668	30.7%	$511,057	28.8%	14.2%
Structural components	324,879	17.1%	308,231	17.4%	5.4%
Lumber & lumber sheet goods	551,956	29.0%	523,814	29.6%	5.4%
Other building products & services	440,272	23.2%	428,678	24.2%	2.7%
Total net sales	$1,900,775	100.0%	$1,771,780	100.0%	7.3%
The increases in net sales in our millwork, doors and windows and structural components product categories were primarily related to the 2019 Acquisitions and other organic growth. The increase in net sales in our lumber and lumber sheet goods product category was primarily related to the 2019 Acquisitions and commodity price inflation.
Cost of sales
For the six months ended June 30, 2020, cost of sales increased $100.9 million, or 7.7%, to $1,410.8 million from $1,309.9 million during the six months ended June 30, 2019. We estimate our cost of sales increased 4.9% from the 2019 Acquisitions, 1.4% from other organic growth, 1.3% as a result of commodity cost inflation and 0.8% from an additional selling day versus the prior year period, partially offset by a decrease of 0.7% from the Arkansas Market closure.
Gross profit
For the six months ended June 30, 2020, gross profit increased $28.1 million, or 6.1%, to $490.0 million from $461.9 million for the six months ended June 30, 2019, driven primarily by the 2019 Acquisitions and other organic growth. Our gross margin was 25.8% for the six months ended June 30, 2020 and 26.1% for the six months ended June 30, 2019. This decrease was primarily due to a decrease in the gross margin in the lumber and lumber sheet goods and structural components product categories, which benefited from unusually high commodity price-related gross margins during the six months ended June 30, 2019, partially offset by an increase in the percent of net sales derived from our millwork, doors and windows product category, which often generates higher gross margins relative to other products.
Operating expenses
For the six months ended June 30, 2020:
•selling, general and administrative expenses were $360.3 million, up $9.0 million, or 2.6%, from $351.4 million for the six months ended June 30, 2019. Excluding the $4.3 million impact of an out of period correction during the six months ended June 30, 2019, selling, general and administrative expenses increased $13.3 million. Other factors impacting selling, general and administrative expense was an increase of $20.2 million from selling, general and administrative expenses of the 2019 Acquisitions, partially offset by an approximately $9.5 million decrease in employee wages, benefits and other employee-related costs from cost reduction efforts in response to the impact of the COVID-19 pandemic.
•depreciation expense was $23.2 million compared to $19.6 million for the six months ended June 30, 2019. This increase resulted from the depreciation of assets placed into service.
•amortization expense was $10.0 million compared to $8.7 million for the six months ended June 30, 2019. This increase resulted from the amortization of intangible assets acquired in the 2019 Acquisitions.
•the Company recognized asset impairment charges of $2.3 million related to the closure or relocation of the operations of certain of the Company’s facilities, which were not related to the COVD-19 pandemic. For the six months ended June 30, 2019, the Company recognized asset impairment charges of $0.5 million related to the relocation of the operations of one of the Company’s facilities.
•the Company incurred $1.5 million of Merger and integration costs related to the ongoing integration of BMHC and SBS, consisting primarily of system integration costs, compared to $4.2 million for the six months ended June 30, 2019.

Interest expense
For the six months ended June 30, 2020 and 2019, interest expense was $12.1 million and $11.6 million, respectively. This increase was primarily related to interest expense from precautionary borrowings made under our revolving credit facility during the three months ended March 31, 2020, which were repaid during the three months ended June 30, 2020. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.
Other income, net
For the six months ended June 30, 2020 and 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $5.8 million and $6.6 million, respectively. This decrease was primarily due to a decrease in interest income.
Income tax
For the six months ended June 30, 2020, income tax expense was $20.6 million compared to $16.5 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was 23.9%, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible compensation expense. The effective tax rate for the six months ended June 30, 2019 was 22.7%, which varied from the federal statutory rate of 21% primarily due to state income taxes.

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
In light of the uncertainty around COVID-19, including its impact on financial and capital markets, as a precautionary measure and to increase cash on hand and financial flexibility, we borrowed $144.0 million under our revolving credit facility during the three months ended March 31, 2020. We repaid the $144.0 million borrowing during the three months ended June 30, 2020, leaving us with $362.3 million of unused borrowing capacity under our Revolver at June 30, 2020. Our liquidity at June 30, 2020, which includes our unused borrowing capacity under our Revolver and cash and cash equivalents of $253.4 million, was $615.7 million.
We have taken steps to preserve our liquidity in response to the COVID-19 pandemic, including, but not limited to, postponing future growth-related capital projects and share repurchases, reducing operating expenses, reducing associate staffing levels, reducing or eliminating certain other costs and actively managing working capital. Previously agreed to voluntary cash salary and retainer reductions by senior management and the board of directors were discontinued beginning in July 2020. We also plan to utilize certain benefits of the CARES Act to preserve our liquidity, including the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. We estimate that this will defer approximately $20 million of payments that would have been paid during 2020, such that under the CARES Act, approximately $10 million will now be paid on December 31, 2021 and the remaining $10 million will be paid on December 31, 2022. We currently believe that these measures and any others we may determine to take in the future to preserve our cash flows from operations, combined with our current cash levels and available borrowing capacity, will provide sufficient liquidity to fund debt service requirements and support our ongoing operations, lease obligations and working capital for at least the next 12 months. However, due to the unpredictable and unprecedented nature of the pandemic and its impacts, it is impractical to identify all potential risks to or estimate the ultimate adverse impact on our liquidity needs and cash flows in the next 12 months and beyond.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2020 or may be suspended or discontinued at any time. During the six months ended June 30, 2020, the Company repurchased 0.1 million shares at a weighted average price of $16.20 per share for a total cost of $1.4 million. The Company has temporarily postponed any additional share repurchases.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $612.5 million and $538.3 million as of June 30, 2020 and December 31, 2019, respectively, as summarized in the following table:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$253,443	$165,496
Accounts receivable, net of allowances	361,953	325,741
Inventories	326,807	331,969
Other current assets	104,797	106,447
Accounts payable, accrued expenses and other current liabilities	(402,840)	(359,650)
Current portion of long-term debt and finance lease obligations	(4,214)	(5,577)
Current portion of operating lease liabilities	(27,411)	(26,147)
Total net current assets	$612,535	$538,279
Accounts receivable, net of allowances, increased $36.2 million from December 31, 2019 to June 30, 2020 primarily due to seasonal increases in sales. Days sales outstanding (measured against net sales in the current fiscal quarter of each period), were 33 days at December 31, 2019 and June 30, 2020.

Inventories decreased $5.2 million from December 31, 2019 to June 30, 2020 and inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) decreased from 46 days at December 31, 2019 to 40 days at June 30, 2020, primarily due to faster sell-through and extended lead times of certain products from our suppliers as a result of the COVID-19 pandemic.

Accounts payable, accrued expenses and other current liabilities increased $43.2 million from December 31, 2019 to June 30, 2020 primarily due to an increase in accounts payable related to increased inventory purchases in connection with seasonally higher sales volumes.

Cash flows from operating activities
Net cash provided by operating activities was $153.2 million and $129.3 million for the six months ended June 30, 2020 and 2019, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net income	$65,651	$56,049
Non-cash expenses	49,323	41,645
Change in deferred income taxes	10,406	6,888
Change in working capital and other assets and liabilities	27,787	24,730
Net cash provided by operating activities	$153,167	$129,312
Net cash provided by operating activities increased by $23.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily related to the steps taken to preserve liquidity discussed above, including, but not limited to, reducing operating expenses, reducing associate staffing levels and reducing or eliminating certain other costs, as well as an increase of $7.2 million due to the temporary suspension of certain payment requirements for the employer portion of Social Security taxes under the CARES Act.

Cash flows from investing activities
Net cash used in investing activities was $48.4 million and $93.7 million for the six months ended June 30, 2020 and 2019, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2020	2019
Purchases of property, equipment and real estate	$(49,079)	$(45,905)
Proceeds from sale of property, equipment and real estate	633	4,153
Purchases of businesses, net of cash acquired	—	(52,012)
Insurance proceeds	—	107
Net cash used in investing activities	$(48,446)	$(93,657)
Cash used for the purchase of property, equipment and real estate for the six months ended June 30, 2020 and 2019 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility, technology and automation investments to support our operations. Proceeds from the sale of property, equipment and real estate during the six months ended June 30, 2019 related primarily to the sale of real estate of $3.6 million.
Purchases of businesses, net of cash acquired, for the six months ended June 30, 2019, related to the cash paid at closing for the Barefoot and Locust Lumber acquisitions.
During the six months ended June 30, 2019, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015.
Cash flows from financing activities
Net cash used in financing activities was $16.8 million and $25.8 million for the six months ended June 30, 2020 and 2019, respectively, as summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net proceeds from Revolver	$—	$—
Repurchases of common stock under share repurchase program	(1,416)	(16,446)
Payments on finance lease obligations	(3,166)	(3,385)
Other financing activities, net	(12,192)	(6,001)
Net cash used in financing activities	$(16,774)	$(25,832)
In light of the uncertainty around COVID-19, including its impact on financial and capital markets, as a precautionary measure and to increase cash on hand and financial flexibility, we borrowed $144.0 million under our revolving credit facility during the three months ended March 31, 2020. We repaid the $144.0 million borrowing during the three months ended June 30, 2020.
Under the $75.0 million share repurchase program authorized by the Company’s board of directors, the Company repurchased 0.1 million shares at a weighted average price of $16.20 during the six months ended June 30, 2020 and 1.0 million shares at a weighted average price of $17.11 per share during six months ended June 30, 2019.
Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock unit awards. For the six months ended June 30, 2020, other financing activities, net also included the release of the holdbacks for certain of the 2019 Acquisitions, net of a post-closing adjustment received. For the six months ended June 30, 2019, other financing activities, net also included the release of the holdback for the W.E. Shone Co. acquisition, the payment of the earnout provision for the Code Plus Components, LLC acquisition and payments of debt issuance costs related to an amendment to our Credit Agreement.

Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We have taken steps to preserve our liquidity in response to the COVID-19 pandemic, including, among others, postponing future growth-related capital projects. We will continue to invest in safety and productivity-related capital expenditures. We expect our 2020 capital expenditures, net of proceeds from the sale of property, equipment and real estate, to be approximately $75.0 million to $85.0 million. For the six months ended June 30, 2020, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $48.4 million, which were primarily related to vehicles and equipment to replace aged assets and support increased sales volume, and facility, technology and automation investments to support our operations.
Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equity holders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of June 30, 2020.

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

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equity holders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $37.7 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $37.7 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ending December 31, 2020. We were in compliance with all covenants under the Credit Agreement as of June 30, 2020.
We had no outstanding borrowings with net availability of $362.3 million as of June 30, 2020. We had $61.6 million in letters of credit outstanding under the Credit Agreement as of June 30, 2020.

Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $18.1 million at June 30, 2020 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements.

Off-Balance Sheet Arrangements
At June 30, 2020 and December 31, 2019, other than letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the market risks as disclosed in the Company’s 2019 Annual Report on Form 10-K.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The potential effects of COVID-19 could also impact or amplify many of the risk factors included in our 2019 Annual Report on Form 10-K, including, but not limited to, the state of the homebuilding industry, fluctuation of commodity prices and prices of our products, the impact of potential changes in our customer or product sales mix, our concentration of business, the potential loss of significant customers, our ability to maintain profitability and positive cash flows, product shortages, loss of key suppliers, the impact of long-term noncancellable leases, the credit risk from our customers, the impact of health and safety laws and regulations and cybersecurity risks. However, given the unpredictable and unprecedented nature of the evolving health, economic, social and governmental environments, the potential impact that the pandemic could have on these and other risk factors remain uncertain.
The risks described in our 2019 Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The COVID-19 pandemic could have a material adverse effect on our business, financial condition, operating results and cash flows.
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

Our business has been adversely affected, and may be materially adversely affected, by the COVID-19 pandemic and the global impact. The Company’s, its customers’ and its suppliers’ businesses have generally been classified as “essential business” in most of the jurisdictions in which the Company operates, permitting the Company and its customers and suppliers to continue operations in most of the Company’s markets. However, there can be no assurance that our business or our customers’ and suppliers’ businesses will continue to be classified as “essential” in the future, or that we or they will not voluntarily limit or cease operations in one or more markets if we or they believe it is in our or their best interests. For example, in accordance with preventive measures we implemented, we significantly reduced operations in the State of Washington, which represented approximately 5% of the Company’s net sales for the year ended December 31, 2019. We also temporarily reduced or otherwise limited operations in other jurisdictions, including Pennsylvania and portions of northern California that implemented restrictions on construction activity. Should there be an outbreak of COVID-19 among the Company’s employees at one or more of the Company’s facilities, we may need to significantly reduce or cease operations in response.

The COVID-19 pandemic may also have a material adverse impact on our customers and the homebuilding industry in general, as it may adversely affect, among other factors, employment levels, consumer spending and consumer confidence, which would decrease demand for homes and impact the creditworthiness of our customers. In response to the impact of the COVID-19 pandemic on their business, homebuilders have, and may continue to, reduce or suspend housing starts and additional land purchases to preserve their liquidity. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, decreased approximately 8.9% during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020.

To the extent our suppliers are negatively impacted by the COVID-19 pandemic, there could be disruptions in our supply chain, which could, among other impacts, limit our ability to deliver our products and services to our customers in a timely and cost-effective manner, thereby adversely affecting our sales and profitability. For example, certain of our suppliers across our markets have either reduced or ceased production in some or all of their facilities in response to the COVID-19 outbreak. Recently, due in part to the continued impacts of COVID-19 on certain suppliers, the supply of certain products, including interior doors, lumber and structural panels, has been significantly curtailed, increasing lead times. This, along with any further reductions in their production levels, may limit the supply or extend lead times of certain materials or to certain markets, which could, among other things, increase the cost of materials or limit our ability to procure the materials we need to fulfill customer demand. Additionally, we enter into arrangements with many of our suppliers providing for supplier rebates upon achievement of specified volume purchasing levels. Should we not achieve specified volume purchasing levels as a result of the impacts of COVID-19 and as such, reduce our supplier rebate income, our margins and profitability would be negatively impacted.

Similarly, due to the impact of the COVID-19 pandemic on lumber production of suppliers and the commodity markets in general, there was significant volatility in commodity prices during the three and six months ended June 30, 2020. The average composite framing lumber prices and average composite structural panel prices began decreasing in the second half of March 2020 and continued to decrease until May 2020, when prices began to increase rapidly. If we are unable to pass along these price increases to our customers, this could have a material adverse effect on our business, financial condition, operating results and cash flows. Excessive spikes in the market prices of certain building products, such as lumber, can also put negative pressure on our operating cash flows by requiring us to invest more in inventory.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. This focus has diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, suspending non-essential air travel and encouraging employees to work from home when possible, which could adversely affect our business. While these measures and others we may take are temporary, they may continue until the pandemic is contained and restrictions on movement or commercial and business activity and related orders or ordinances are sufficiently modified or lifted, and could amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, risks related to internal controls and cybersecurity and others we identify in our 2019 Annual Report on Form 10-K.

The continued spread of COVID-19 has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels, and led to widespread corporate downsizing, causing a sharp increase in unemployment. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of this pandemic on the U.S. and world economies is uncertain and, until the pandemic is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on local, state, national and global levels. To date, no fully effective vaccines or treatments have been developed and effective vaccines or treatments may not be discovered soon enough to protect against a worsening of the pandemic or to prevent COVID-19 from becoming endemic. While we expect the pandemic and related events will have a negative effect on us, the unpredictable and unprecedented nature of the current situation makes it impractical to identify all potential risks or estimate the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies. Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, and any of the foregoing risks and uncertainties as well as those that have not yet manifested themselves or been identified could have a material adverse impact on our business, financial condition, operating results and cash flows.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

During November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2020 or may be suspended or discontinued at any time. The Company has temporarily postponed any additional share repurchases to preserve liquidity in response to the COVID-19 pandemic. There were no share repurchases during the three months ended June 30, 2020. As of June 30, 2020, the Company had approximately $54.2 million of capacity remaining under the current share repurchase authorization.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 OTHER INFORMATION
None.

ITEM 6 EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1#
BMC Stock Holdings, Inc. 2020 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the BMC Stock Holdings, Inc. Registration Statement on Form S-8, filed with the Commission on May 21, 2020 in Commission File No. 333-238573)

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).
# Denotes management compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date: August 4, 2020	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)