Form 10-Q
period 2020-09-30
BMC STOCK HOLDINGS, INC.
filed 2020-11-03
CIK 1574815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, at November 2, 2020 was 67,279,993 shares.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
i

PART I. FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$286,221	$165,496
Accounts receivable, net of allowances of $9,671 and $8,318 at September 30, 2020 and December 31, 2019, respectively	393,735	325,741
Inventories	413,031	331,969
Contract assets	36,422	32,125
Income taxes receivable	—	7,504
Prepaid expenses and other current assets	76,239	66,818
Total current assets	1,205,648	929,653
Property and equipment, net of accumulated depreciation	366,444	345,466
Operating lease right-of-use assets	131,868	139,907
Customer relationship intangible assets, net of accumulated amortization	170,200	185,049
Other intangible assets, net of accumulated amortization	385	580
Goodwill	295,390	297,146
Other long-term assets	7,599	8,300
Total assets	$2,177,534	$1,906,101
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$300,075	$189,644
Accrued expenses and other liabilities	116,285	117,825
Contract liabilities	44,980	31,094
Income taxes payable	10,395	—
Interest payable	9,572	4,759
Current portion:
Long-term debt and finance lease obligations	3,210	5,577
Operating lease liabilities	27,635	26,147
Insurance reserves	16,746	16,328
Total current liabilities	528,898	391,374
Insurance reserves	43,287	43,536
Long-term debt	346,659	346,032
Long-term portion of finance lease obligations	4,689	6,959
Long-term portion of operating lease liabilities	113,572	120,832
Deferred income taxes	22,613	15,195
Other long-term liabilities	15,309	661
Total liabilities	1,075,027	924,589
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value, 50.0 million shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 69.0 million and 68.3 million shares issued, and 67.2 million and 66.8 million outstanding at September 30, 2020 and December 31, 2019, respectively	690	683
Additional paid-in capital	702,045	687,255
Retained earnings	430,736	320,190
Treasury stock, at cost, 1.8 million and 1.5 million shares at September 30, 2020 and December 31, 2019, respectively	(30,964)	(26,616)
Total stockholders’ equity	1,102,507	981,512
Total liabilities and stockholders’ equity	$2,177,534	$1,906,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$1,090,343	$964,249	$2,991,118	$2,736,029
Cost of sales	817,261	709,482	2,228,086	2,019,363
Gross profit	273,082	254,767	763,032	716,666

Selling, general and administrative expenses	195,143	190,579	557,010	546,116
Depreciation expense	11,767	10,501	34,990	30,117
Amortization expense	5,016	4,552	15,045	13,237
Impairment of assets	—	115	2,255	644
	211,926	205,747	609,300	590,114
Income from operations	61,156	49,020	153,732	126,552
Other income (expense)
Interest expense	(5,744)	(5,773)	(17,880)	(17,385)
Other income, net	3,289	3,540	9,128	10,159
Income before income taxes	58,701	46,787	144,980	119,326
Income tax expense	13,806	13,190	34,434	29,680
Net income	$44,895	$33,597	$110,546	$89,646

Weighted average common shares outstanding
Basic	67,141	66,685	67,001	66,681
Diluted	67,967	67,361	67,725	67,240

Net income per common share
Basic	$0.67	$0.50	$1.65	$1.34
Diluted	$0.66	$0.50	$1.63	$1.33
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Stockholders’ equity as of December 31, 2018	67,708	$677	478	$(8,458)	$672,095	$210,345	$874,659
Exercise of stock options	8	—	—	—	132	—	132
Shares vested for long-term incentive plan	290	3	—	—	(3)	—	—
Repurchases of common stock under share repurchase program	—	—	920	(15,709)	—	—	(15,709)
Repurchases of common stock related to equity award activity	—	—	74	(1,330)	—	—	(1,330)
Stock compensation expense	—	—	—	—	2,915	—	2,915
Net income	—	—	—	—	—	20,350	20,350
Stockholders’ equity as of March 31, 2019	68,006	680	1,472	(25,497)	675,139	230,695	881,017
Exercise of stock options	76	1	—	—	528	—	529
Shares vested for long-term incentive plan	73	1	—	—	(1)	—	—
Repurchases of common stock under share repurchase program	—	—	41	(737)	—	—	(737)
Repurchases of common stock related to equity award activity	—	—	6	(137)	—	—	(137)
Stock compensation expense	—	—	—	—	3,248	—	3,248
Net income	—	—	—	—	—	35,699	35,699
Stockholders’ equity as of June 30, 2019	68,155	682	1,519	(26,371)	678,914	266,394	919,619
Exercise of stock options	84	1	—	—	1,532	—	1,533
Shares vested for long-term incentive plan	27	—	—	—	—	—	—
Repurchases of common stock related to equity award activity	—	—	7	(182)	—	—	(182)
Stock compensation expense	—	—	—	—	3,014	—	3,014
Net income	—	—	—	—	—	33,597	33,597
Stockholders’ equity as of September 30, 2019	68,266	$683	1,526	$(26,553)	$683,460	$299,991	$957,581

Stockholders’ equity as of December 31, 2019	68,306	$683	1,528	$(26,616)	$687,255	$320,190	$981,512
Exercise of stock options	13	—	—	—	206	—	206
Shares vested for long-term incentive plan	402	4	—	—	(4)	—	—
Repurchases of common stock under share repurchase program	—	—	87	(1,416)	—	—	(1,416)
Repurchases of common stock related to equity award activity	—	—	122	(2,441)	—	—	(2,441)
Stock compensation expense	—	—	—	—	3,170	—	3,170
Net income	—	—	—	—	—	22,029	22,029
Stockholders’ equity as of March 31, 2020	68,721	687	1,737	(30,473)	690,627	342,219	1,003,060
Exercise of stock options	9	—	—	—	159	—	159
Shares vested for long-term incentive plan	75	1	—	—	(1)	—	—
Repurchases of common stock related to equity award activity	—	—	6	(105)	—	—	(105)
Stock compensation expense	—	—	—	—	3,328	—	3,328
Net income	—	—	—	—	—	43,622	43,622
Stockholders’ equity as of June 30, 2020	68,805	688	1,743	(30,578)	694,113	385,841	1,050,064
Exercise of stock options	196	2	—	—	3,320	—	3,322
Shares vested for long-term incentive plan	27	—	—	—	—	—	—
Repurchases of common stock related to equity award activity	—	—	10	(386)	—	—	(386)
Stock compensation expense	—	—	—	—	4,612	—	4,612
Net income	—	—	—	—	—	44,895	44,895
Stockholders’ equity as of September 30, 2020	69,028	$690	1,753	$(30,964)	$702,045	$430,736	$1,102,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC STOCK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$110,546	$89,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	45,702	39,722
Amortization of intangible assets	15,045	13,237
Amortization of debt issuance costs	952	1,124
Deferred income taxes	7,418	4,857
Non-cash stock compensation expense	11,110	9,177
Gain on sale of property, equipment and real estate	(518)	(1,839)
Other non-cash adjustments	2,395	2,314
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of allowances	(68,365)	(24,068)
Inventories	(81,004)	(494)
Accounts payable	121,405	68,456
Other assets and liabilities	42,508	(3,715)
Net cash provided by operating activities	207,194	198,417
Cash flows from investing activities
Purchases of property, equipment and real estate	(71,037)	(67,582)
Proceeds from sale of property, equipment and real estate	1,258	4,444
Purchases of businesses, net of cash acquired	—	(85,780)
Insurance proceeds	—	107
Net cash used in investing activities	(69,779)	(148,811)
Cash flows from financing activities
Proceeds from revolving credit facility	144,000	110,987
Repayments of proceeds from revolving credit facility	(144,000)	(110,987)
Repurchases of common stock under share repurchase program	(1,416)	(16,446)
Payments on finance lease obligations	(4,613)	(5,094)
Other financing activities, net	(10,661)	(5,530)
Net cash used in financing activities	(16,690)	(27,070)
Net increase in cash and cash equivalents	120,725	22,536
Cash and cash equivalents
Beginning of period	165,496	150,723
End of period	$286,221	$173,259

Supplemental disclosure of non-cash transactions
Right-of-use assets obtained in exchange for operating lease obligations	$13,636	$34,836
Accrued purchases of property and equipment	4,807	4,484
Acquisition-related holdback payments due at future date, net of post-closing adjustment receivable	3,462	4,527
Assets acquired under finance lease obligations	—	5,789
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
Cash and cash equivalents
Cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and have a maturity of three months or less from the time of purchase. As of September 30, 2020, the Company had no cash equivalents and as of December 31, 2019, the Company had cash equivalents of $4.4 million. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term maturity of these instruments, and were classified as Level 1 or Level 2 measurements in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).
Book overdrafts occur when purchases on corporate purchasing cards and checks written exceed available bank balances at a specific bank, despite there being cash at the Company’s other financial institutions. For accounting purposes, the Company reclassifies these book overdrafts to accounts payable on the consolidated balance sheets. Book overdrafts included in accounts payable were $19.5 million and $2.5 million at September 30, 2020 and December 31, 2019, respectively.
Reclassifications
Merger and integration costs of $0.9 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, related to the integration of Building Materials Holding Corporation (“BMHC”) and Stock Building Supply Holdings, Inc. (“SBS”) as a result of the 2015 merger transaction, which were historically presented in merger and integration costs on the condensed consolidated statements of operations, have been reclassified and are presented in selling, general and administrative expenses on the condensed consolidated statements of operations.

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

Certain accounting matters that generally require consideration of forecasted financial information were assessed in light of the impact from the COVID-19 pandemic as of September 30, 2020. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, supplier rebates, goodwill impairment, impairment of tangible and intangible long-lived assets, share-based compensation and valuation allowances for tax assets. While the assessments resulted in no material impacts to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, the Company believes the full impact of the COVID-19 pandemic remains uncertain and the Company will continue to assess if ongoing developments related to the pandemic may cause future material impacts to our consolidated financial statements.
Share repurchase program
Utilizing cash from operations, the Company repurchased no shares during the three months ended September 30, 2020, 0.1 million shares at a weighted average price of $16.20 per share for a total cost of $1.4 million during the nine months ended September 30, 2020, no shares during the three months ended September 30, 2019 and 1.0 million shares at a weighted average price of $17.11 per share for a total cost of $16.4 million during the nine months ended September 30, 2019. These repurchases were made under the Company’s $75.0 million share repurchase program authorized by the Company’s board of directors in November 2018. These repurchased shares are available for future issuance and are reflected as treasury stock, at cost, on the condensed consolidated balance sheets. As of September 30, 2020, the Company had approximately $54.2 million of capacity remaining under the current share repurchase authorization. Under the merger agreement with Builders FirstSource, Inc., a Delaware corporation (“Builders FirstSource”), described in Note 3, the Company has generally agreed not to make any share repurchases prior to the effective time of the merger.

Statement of cash flows
Proceeds from revolving credit facility and repayments of proceeds from revolving credit facility as presented on the condensed consolidated statements of cash flows include all cash activities and transactions between the Company and its associated lenders in relation to the revolving credit facility, excluding interest and fees, and for the nine months ended September 30, 2019, is specifically inclusive of operating cash receipts that were automatically applied to the revolving credit facility pursuant to a voluntary cash sweep arrangement. See Note 6 for further details on the Company’s revolving credit facility.

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

3.    Merger Agreement with Builders FirstSource, Inc.
On August 26, 2020, the Company, Builders FirstSource and Boston Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of Builders FirstSource (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company and Builders FirstSource will combine in an all-stock merger transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Builders FirstSource (the “Merger”), with Builders FirstSource identified as the accounting acquirer.

Under the terms of the Merger Agreement, which has been unanimously approved by the board of directors of each company, at the Effective Time, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the “BMC Common Stock”), will automatically be converted into the right to receive 1.3125 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of Builders FirstSource (the “BLDR Common Stock”). No fractional shares of BLDR Common Stock will be issued in the Merger, and holders of shares of BMC Common Stock will receive cash in lieu of any such fractional shares. Upon consummation of the Merger, Builders FirstSource’s stockholders will own approximately 57% and the Company’s stockholders will own approximately 43% of the combined company.

Each outstanding BMC stock option held by a current employee or service-provider will become, at the Effective Time, an option to purchase shares of BLDR Common Stock, with the number of shares and the exercise price adjusted by the Exchange Ratio. Each outstanding BMC stock option held by any former BMC employee or service-provider will be converted at the Effective Time into the right to receive cash in an amount equal to the product of (i) the number of shares of BMC Common Stock subject to such BMC stock option as of immediately prior to the Effective Time and (ii) the excess of the market value of 1.3125 shares of BLDR Common Stock over the applicable exercise price per share of such option, subject to applicable withholding taxes. Each outstanding BMC time-vested and performance-vested restricted stock unit will vest and settle at the Effective Time in a number of shares of BLDR Common Stock equal to the number of shares of BMC Common Stock otherwise issuable upon settlement of such BMC restricted stock unit (assuming target level of performance for performance-vested awards), multiplied by the Exchange Ratio, and subject to applicable withholding taxes.

The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code so that none of the Company, Builders FirstSource, Merger Sub, or any of the Company’s stockholders generally will recognize any gain or loss on the issuance or receipt of BLDR Common Stock in the Merger, except that the Company’s stockholders generally may recognize gain or loss with respect to cash received in lieu of fractional shares of BLDR Common Stock.

The Company and Builders FirstSource have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses during the pre-closing period and their use of reasonable best efforts to consummate the Merger. In addition, the Merger Agreement contains restrictions on the Company’s and Builders FirstSource’s ability to (i) solicit competing acquisition proposals and (ii) subject to certain exceptions if their respective boards of directors determine it would be inconsistent with their fiduciary duties, to participate in any discussions or negotiations, or provide any non-public information, or take other actions in furtherance of or relating to any competing acquisition proposals, or change, withdraw, qualify, or modify the recommendation by the Company’s or Builders FirstSource’s board of directors to their respective stockholders to adopt the Merger Agreement and approve the issuance of BLDR Common Stock in the Merger (the “Stock Issuance”), respectively.

The Merger Agreement contains certain termination rights for both the Company and Builders FirstSource, including (i) if the Merger is not consummated on or before the “outside date” of May 26, 2021 (subject to extension to August 26, 2021, under certain circumstances), (ii) if the required approval of the Company’s stockholders or Builders FirstSource’s stockholders is not obtained, (iii) if any law or order prohibiting the Merger or the Stock Issuance has become final and non-appealable, (iv) if the board of directors of the other party changes its recommendation of the Merger prior to the receipt of its stockholder approval, (v) if the other party breaches its obligation not to solicit competing acquisition proposals in any material respect, or (vi) if the other party breaches its representations or warranties or fails to perform its covenants and such breach would cause a failure of the related closing condition and either is not curable by the outside date or is not cured within thirty days of notice of the breach. Upon termination of the Merger Agreement, under certain specified circumstances, the Company may be required to pay a termination fee of $66 million to Builders FirstSource or Builders FirstSource may be required to pay a termination fee of $100 million to the Company.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020 and incorporated by reference in this Quarterly Report on Form 10-Q.

The Company incurred Merger-related costs of $8.5 million and $9.2 million for the three and nine months ended September 30, 2020, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

4.    Acquisitions
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

The Barefoot, Locust Lumber, Kingston Lumber, Heritage One and Colorado Fasteners acquisitions (the “Acquisitions”) enhance the Company’s value-added offerings and footprint in the respective metropolitan areas.

The purchase price, in aggregate, for the Acquisitions was $89.5 million. The aggregate purchase price included a holdback which, after certain post-closing adjustments, required the Company to pay $4.2 million, in aggregate, to the sellers of certain of the Acquisitions during the nine months ended September 30, 2020. The Company funded the Acquisitions through available cash.

The purchase price allocation for the Acquisitions, in aggregate, resulted in the recognition of goodwill of $19.0 million, customer relationship intangible assets of $33.1 million, non-compete agreement intangible assets of $0.5 million, accounts receivable of $22.1 million, inventory of $14.6 million and property and equipment of $5.6 million, as well as other operating assets and liabilities. The customer relationship and non-compete agreement intangible assets have a weighted average useful life of 9 years and 4 years, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. All of the goodwill is expected to be deductible for tax purposes.

Net sales and estimated pre-tax earnings for the Acquisitions, in aggregate, included in the unaudited condensed consolidated statements of operations during the three months ended September 30, 2019 were $38.7 million and $2.9 million, respectively. Net sales and estimated pre-tax earnings for the Acquisitions, in aggregate, included in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2019 were $84.6 million and $7.1 million, respectively. The impact of the Acquisitions was not considered significant for the reporting of pro forma financial information.

5.    Accounts Receivable
Accounts receivable consist of the following at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Trade receivables	$403,406	$334,059
Allowance for doubtful accounts	(6,635)	(5,674)
Other allowances	(3,036)	(2,644)
	$393,735	$325,741
The allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging, customer disputes and the current and forecasted business environment. Account balances are charged off when the potential for recovery is considered remote. The following table shows the changes in the allowance for doubtful accounts for the nine months ended September 30, 2020:

(in thousands)	2020
Balance at January 1	$5,674
Write-offs	(2,185)
Recoveries	1,247
Increase in allowance	1,899
Balance at September 30	$6,635

6.    Debt
Long-term debt as of September 30, 2020 and December 31, 2019 consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
Senior secured notes, due 2024	$350,000	$350,000
Revolving credit agreement	—	—
	350,000	350,000
Unamortized debt issuance costs related to senior secured notes	(3,341)	(3,968)
	346,659	346,032
Less: Current portion of long-term debt	—	—
	$346,659	$346,032

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

As of September 30, 2020, the estimated market value of the Senior Notes was approximately $10.3 million higher than the carrying amount. The fair value is based on institutional trading activity and was classified as a Level 2 measurement in accordance with ASC 820.

Revolving Credit Agreement
On December 1, 2015, the Company entered into a senior secured credit agreement with Wells Fargo Capital Finance, as administrative agent, and certain other lenders (the “Original Credit Agreement”), which includes a revolving credit facility (the “Revolver”). The Original Credit Agreement, as amended (the “Credit Agreement), has an aggregate commitment of $425.0 million. The Credit Agreement matures at the earlier of (i) May 31, 2024 and (ii) if the Senior Notes are refinanced or repaid, the date that is 91 days prior to the new maturity date of the replacement notes or other indebtedness that replaced or refinanced the Senior Notes. The Company had no outstanding borrowings under the Revolver with net availability of $362.3 million as of September 30, 2020. The Company had $61.6 million in letters of credit outstanding under the Credit Agreement as of September 30, 2020.

7.    Revenue

Disaggregation of revenue
The following table shows net sales classified by major product category for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Millwork, doors & windows	$299,812	$285,750	$883,480	$796,807
Structural components	185,910	175,344	510,789	483,575
Lumber & lumber sheet goods	383,626	274,908	935,582	798,722
Other building products & services	220,995	228,247	661,267	656,925
Total net sales	$1,090,343	$964,249	$2,991,118	$2,736,029

The following table reflects the Company’s estimate of net sales by each customer type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Single-family homebuilders	$811,081	$718,690	$2,188,240	$2,064,382
Remodeling contractors	143,536	115,756	375,904	314,277
Multi-family, commercial & other contractors	135,726	129,803	426,974	357,370
Total net sales	$1,090,343	$964,249	$2,991,118	$2,736,029

Net sales for the Company's building products contracts was $850.9 million, $728.5 million, $2,276.9 million and $2,061.8 million for the three and nine months ended September 30, 2020 and 2019, respectively. Net sales for the Company's construction services contracts, which includes both products and installation services, was $239.5 million, $235.8 million, $714.2 million and $674.3 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Contract balances
The following table reflects the Company’s contract balances as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019	Change
Receivables, including unbilled receivables presented in prepaid expenses and other current assets	$409,640	$333,044	$76,596
Contract assets	36,422	32,125	4,297
Contract liabilities	$44,980	$31,094	$13,886

During the nine months ended September 30, 2020, the Company’s contract assets increased by $4.3 million and the Company’s contract liabilities increased by $13.9 million. The changes in contract assets and liabilities were primarily due to the timing of revenue recognition, as the balances were not materially impacted by any other factors. For the three and nine months ended September 30, 2020, the Company recognized revenue of $1.4 million and $29.2 million, respectively, that was included in contract liabilities as of December 31, 2019. Revenue recognized related to performance obligations that were satisfied or partially satisfied in previous periods was not material for the three and nine months ended September 30, 2020.
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
The Company had a valuation allowance of $0.2 million against its deferred tax assets related to certain state tax jurisdictions as of September 30, 2020 and $0.1 million as of December 31, 2019. To the extent the Company generates future tax net operating losses, the Company may be required to increase the valuation allowance on deferred tax assets, which may unfavorably impact the effective tax rate.
The Company has no material uncertain tax positions as of September 30, 2020 and December 31, 2019.

For the three and nine months ended September 30, 2020, the Company’s effective tax rate was 23.5% and 23.8%, respectively, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible Merger-related costs. For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 28.2% and 24.9%, respectively, which varied from the federal statutory rate of 21% primarily due to state income taxes and an out of period expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. The Company expects to benefit from the technical correction related to qualified leasehold improvements, which provides for tax bonus depreciation. If the Company generates a net operating loss (“NOL”) in 2020, it would also expect to benefit from the five-year NOL carryback provisions included in the CARES Act. To the extent that states in which the Company operates provide for similar stimulus measures, the Company will evaluate potential benefits at the state-level as well. For the nine months ended September 30, 2020, the Company recognized a decrease in income taxes payable of $1.4 million and a corresponding increase in its deferred income taxes related to increased bonus depreciation on qualified improvement property allowable under the CARES Act.

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

10.    Stock Based Compensation
The following table highlights stock based compensation for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units (a)	$4,612	$3,014	$10,748	$9,177
Stock options (b)	—	—	362	—
Stock based compensation	$4,612	$3,014	$11,110	$9,177

(a) Includes service-based and performance-based restricted stock units.
(b) Represents expense related to a modification of vested stock options.

During the three and nine months ended September 30, 2020, the Company granted less than 0.1 million and 0.4 million service-based restricted stock unit awards, respectively. In addition, during the nine months ended September 30, 2020, the Company granted performance-based restricted stock units that allow for a maximum of 0.2 million performance-based restricted stock units to be earned.

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

The following tables present Net Sales, Adjusted EBITDA and certain other measures for the reportable segment and total Company operations for the three and nine months ended September 30, 2020 and 2019. Adjusted EBITDA is used as a performance metric by the CODM in determining how to allocate resources and assess performance.

	Three Months Ended September 30, 2020
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$1,090,343	$273,082	$19,941	$114,149
Other reconciling items	—	—	512	(14,961)
	$1,090,343	$273,082	$20,453

	Three Months Ended September 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$964,249	$254,767	$17,974	$96,752
Other reconciling items	—	—	561	(22,094)
	$964,249	$254,767	$18,535

	Nine Months Ended September 30, 2020
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,991,118	$763,032	$59,218	$300,991
Other reconciling items	—	—	1,529	(50,448)
	$2,991,118	$763,032	$60,747

	Nine Months Ended September 30, 2019
(in thousands)	Net Sales	Gross Profit	Depreciation & Amortization	Adjusted EBITDA
Geographic divisions	$2,736,029	$716,666	$51,121	$260,537
Other reconciling items	—	—	1,838	(58,150)
	$2,736,029	$716,666	$52,959

Reconciliation to consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income before income taxes	$58,701	$46,787	$144,980	$119,326
Interest expense	5,744	5,773	17,880	17,385
Interest income	(224)	(1,047)	(1,146)	(2,832)
Depreciation and amortization	20,453	18,535	60,747	52,959
Merger-related costs	8,488	—	9,150	—
Acquisition and integration costs (a)	1,377	1,524	4,566	6,294
Non-cash stock compensation expense	4,612	3,014	11,110	9,177
Business reorganization costs (b)	37	72	3,256	300
Other items (c)	—	—	—	(222)
Adjusted EBITDA of other reconciling items	14,961	22,094	50,448	58,150
Adjusted EBITDA of geographic divisions reportable segment	$114,149	$96,752	$300,991	$260,537
(a) Represents costs for acquisitions and related integration costs, as well as system integration and other costs related to the integration of BMHC and SBS as a result of the 2015 merger transaction.
(b) For the three and nine months ended September 30, 2020, represents asset impairment and other charges related to the closure or relocation of the operations of certain of the Company’s facilities, which were not related to the COVID-19 pandemic, and severance expense related to permanent headcount reductions due to the impact of the COVID-19 pandemic. For the three and nine months ended September 30, 2019, represents asset impairment charges and the effect of certain customary post-closing adjustments related to the November 1, 2018 disposition of the Company’s Coleman Floor business.
(c) For the nine months ended September 30, 2019, represents income from a recovery made by the Company related to a fire at one of the Company’s facilities during 2015 and the effect of the settlement of pending litigation for an amount below what was previously accrued.

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

The basic and diluted EPS calculations for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Income attributable to common stockholders	$44,895	$33,597	$110,546	$89,646

Weighted average common shares outstanding, basic	67,141	66,685	67,001	66,681
Effect of dilutive securities:
Restricted stock units (a)	682	544	602	450
Stock options	144	132	122	109
Weighted average common shares outstanding, diluted	67,967	67,361	67,725	67,240

Basic income per common share	$0.67	$0.50	$1.65	$1.34
Diluted income per common share	$0.66	$0.50	$1.63	$1.33
(a) Includes service-based and contingently issuable performance-based restricted stock units.

For the three and nine months ended September 30, 2020 and 2019, there were no anti-dilutive restricted stock units or stock options. As of September 30, 2020, the number of currently outstanding performance-based restricted stock units that are issued upon vesting could range from zero to a maximum of 0.9 million.

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
•the completion of the merger with Builders FirstSource, including the receipt of required approvals and satisfying the other closing conditions;
•the disruption to and restrictions placed on our business in connection with the merger with Builders FirstSource; and
•the incurrence of costs related to the merger with Builders FirstSource.

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

Our net sales for the three months ended September 30, 2020 increased 13.1% compared to the prior year period. Our gross profit as a percentage of sales (“gross margin”) was 25.0% for the three months ended September 30, 2020 compared to 26.4% for the prior year period. We recorded income from operations of $61.2 million during the three months ended September 30, 2020 compared to $49.0 million during the three months ended September 30, 2019. See further discussion in “-Operating Results” below.
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

To date, the Company’s and our customers’ businesses have generally been classified as “essential business” in most of the jurisdictions in which we operate, permitting the Company and its customers to continue operations in most of the Company’s markets. However, beginning in March 2020, the Company significantly reduced operations in the State of Washington, which represented approximately 5% of the Company’s net sales for the year ended December 31, 2019. We also temporarily reduced or otherwise limited operations in other jurisdictions, including Pennsylvania and portions of northern California that implemented restrictions on construction activity. In May and June 2020, these jurisdictions reopened building construction. We and our customers may need to make further reductions in operations in the future if more preventive measures are implemented or if we or our customers voluntarily limit or cease operations in one of our markets. Even in certain of our markets where our and our customers’ operations have not been limited by voluntary or involuntary measures, certain customers have decreased purchases of our products in response to the various impacts of COVID-19 on their business.

Certain of our suppliers across our markets have either reduced or ceased production in some or all of their facilities in response to the COVID-19 pandemic. Although these actions did not have a material negative impact on our results of operations for the three and nine months ended September 30, 2020, we expect that these actions, along with any further reductions in production levels of our suppliers, may limit the supply of certain materials or extend lead times, which could, among other things, cause the cost of materials we purchase to rise or limit our ability to procure the materials we need to fulfill customer demand. Recently, due in part to the continued impacts of COVID-19 on certain suppliers, the supply of certain products, including interior doors, lumber, structural panels, vinyl windows and engineered wood products (“EWP”), has been significantly curtailed, increasing lead times. The impact of COVID-19 has also led to significant volatility in market prices for wood products during the three and nine months ended September 30, 2020. See further discussion of the volatility and the impact of commodity prices on our business in “Commodity nature of our products” below. Additionally, we enter into arrangements with many of our suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels. Should we not achieve specified volume purchasing levels as a result of the impacts of COVID-19 and as such, reduce our supplier rebate income, our margins and profitability would be negatively impacted.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. We have benefited from, and expect to continue benefiting from, the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. We estimate that this will defer approximately $23 million of payments that would have been paid during 2020, such that under the CARES Act, approximately $11.5 million will now be paid on December 31, 2021 and the remaining $11.5 million will be paid on December 31, 2022. We also expect to benefit from the creation of certain refundable employee retention credits and the technical correction for qualified leasehold improvements, which provides for tax bonus depreciation. If we generate a NOL in 2020, we would also expect to benefit from the five-year NOL carryback provisions. To the extent that states in which the Company operates provide for similar stimulus measures, we will evaluate potential benefits at the state-level as well.

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
According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 17.3% for the three months ended September 30, 2020 compared to the same period in the prior year. However, the COVID-19 pandemic may have a negative impact in future periods on our customers and the homebuilding industry as it may affect, among other factors, employment levels, consumer spending and consumer confidence, which could decrease demand for new homes, adversely affecting our business.
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

During the three and nine months ended September 30, 2020, the Company closed certain of its facilities, including facilities in Greensboro, NC and Greenville, SC, which were not related to the COVID-19 pandemic and were not material to our operations. Additionally, as of December 31, 2019, the Company ceased conducting business in its Arkansas market, which accounted for less than 1% of the Company's net sales for the year ended December 31, 2019.

Net sales increased by approximately $24.1 million for the three months ended September 30, 2020 as a result of the Kingston Lumber, Heritage One, Colorado Fasteners and DeFord acquisitions (the “Recent Acquisitions”), net of closed facilities.
Due to the impact of COVID-19, the Company’s acquisition activity has been and may continue to be curtailed in the near-term to preserve liquidity. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified strategic actions without the consent of Builders FirstSource.
See “Liquidity and Capital Resources” below for a discussion of precautionary measures taken with respect to our liquidity and financial position in response to the pandemic and “-Merger Agreement with Builders FirstSource, Inc.” below for a discussion of the Merger and the Merger Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 versus 2019	2020 average price	2020 versus 2019	2020 average price
Framing lumber prices	113.4%	$762	48.7%	$525
Structural panel prices	102.4%	$682	38.8%	$490
Due to the impact of the COVID-19 pandemic on lumber production of suppliers and the commodity markets in general, there was significant volatility in commodity prices during the three and nine months ended September 30, 2020. The average composite framing lumber prices and average composite structural panel prices began decreasing in the second half of March 2020 and continued to decrease until May 2020, when prices began to increase rapidly. Prices continued to increase until October 2020, when prices began to decrease again. As of October 31, 2020, the composite framing lumber price and composite structural panel price were $610 and $705, respectively. Due to changes in supply and demand in the commodity markets from COVID-19, there may be additional volatility in commodity prices in the future.

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
Mix of products sold
We typically realize greater gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. Should the impact of COVID-19 cause supply chain limitations of certain products or cause customers to change the types or quantities of materials they purchase from us, we could see a change in the mix of products sold, impacting, among other things, our gross margin. For example, during the three months ended September 30, 2020, due to commodity price inflation, a higher percentage of total net sales was derived from lumber and lumber sheet goods as compared to the three months ended September 30, 2019. For further discussion of the impact of mix of products sold on historical periods, see “-Operating Results” below.
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

Merger Agreement with Builders FirstSource, Inc.
On August 26, 2020, the Company, Builders FirstSource and Merger Sub entered into the Merger Agreement, pursuant to which the Company and Builders FirstSource will combine in an all-stock merger transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Builders FirstSource, with Builders FirstSource identified as the accounting acquirer.

Under the terms of the Merger Agreement, which has been unanimously approved by the board of directors of each company, at the Effective Time, each issued and outstanding share of BMC Common Stock will automatically be converted into the right to receive 1.3125 shares of BLDR Common Stock. No fractional shares of BLDR Common Stock will be issued in the Merger, and holders of shares of BMC Common Stock will receive cash in lieu of any such fractional shares. Upon consummation of the Merger, Builders FirstSource’s stockholders will own approximately 57% and the Company’s stockholders will own approximately 43% of the combined company.

Each outstanding BMC stock option held by a current employee or service-provider will become, at the Effective Time, an option to purchase shares of BLDR Common Stock, with the number of shares and the exercise price adjusted by the Exchange Ratio. Each outstanding BMC stock option held by any former BMC employee or service-provider will be converted at the Effective Time into the right to receive cash in an amount equal to the product of (i) the number of shares of BMC Common Stock subject to such BMC stock option as of immediately prior to the Effective Time and (ii) the excess of the market value of 1.3125 shares of BLDR Common Stock over the applicable exercise price per share of such option, subject to applicable withholding taxes. Each outstanding BMC time-vested and performance-vested restricted stock unit will vest and settle at the Effective Time in a number of shares of BLDR Common Stock equal to the number of shares of BMC Common Stock otherwise issuable upon settlement of such BMC restricted stock unit (assuming target level of performance for performance-vested awards), multiplied by the Exchange Ratio, and subject to applicable withholding taxes.

The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code so that none of the Company, Builders FirstSource, Merger Sub, or any of the Company’s stockholders generally will recognize any gain or loss on the issuance or receipt of BLDR Common Stock in the Merger, except that the Company’s stockholders generally may recognize gain or loss with respect to cash received in lieu of fractional shares of BLDR Common Stock.

The Company and Builders FirstSource have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses during the pre-closing period and their use of reasonable best efforts to consummate the Merger. In addition, the Merger Agreement contains restrictions on the Company’s and Builders FirstSource’s ability to (i) solicit competing acquisition proposals and (ii) subject to certain exceptions if their respective boards of directors determine it would be inconsistent with their fiduciary duties, to participate in any discussions or negotiations, or provide any non-public information, or take other actions in furtherance of or relating to any competing acquisition proposals, or change, withdraw, qualify, or modify the recommendation by the Company’s or Builders FirstSource’s board of directors to their respective stockholders to adopt the Merger Agreement and approve the Stock Issuance, respectively.

The Merger Agreement contains certain termination rights for both the Company and Builders FirstSource, including (i) if the Merger is not consummated on or before the “outside date” of May 26, 2021 (subject to extension to August 26, 2021, under certain circumstances), (ii) if the required approval of the Company’s stockholders or Builders FirstSource’s stockholders is not obtained, (iii) if any law or order prohibiting the Merger or the Stock Issuance has become final and non-appealable, (iv) if the board of directors of the other party changes its recommendation of the Merger prior to the receipt of its stockholder approval, (v) if the other party breaches its obligation not to solicit competing acquisition proposals in any material respect, or (vi) if the other party breaches its representations or warranties or fails to perform its covenants and such breach would cause a failure of the related closing condition and either is not curable by the outside date or is not cured within thirty days of notice of the breach. Upon termination of the Merger Agreement, under certain specified circumstances, the Company may be required to pay a termination fee of $66 million to Builders FirstSource or Builders FirstSource may be required to pay a termination fee of $100 million to the Company.

See “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for additional information regarding certain risks related to the Merger and its potential impacts on our business and results of operations.

For further information related to the Merger, please refer to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020 and incorporated by reference in this Quarterly Report on Form 10-Q.

Operating Results
The following table sets forth our operating results in dollars and as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020		2019		2020		2019
Net sales	$1,090,343	100.0%	$964,249	100.0%	$2,991,118	100.0%	$2,736,029	100.0%
Cost of sales	817,261	75.0%	709,482	73.6%	2,228,086	74.5%	2,019,363	73.8%
Gross profit	273,082	25.0%	254,767	26.4%	763,032	25.5%	716,666	26.2%
Operating expenses:
Selling, general and administrative expenses	195,143	17.9%	190,579	19.8%	557,010	18.6%	546,116	20.0%
Depreciation expense	11,767	1.1%	10,501	1.1%	34,990	1.2%	30,117	1.1%
Amortization expense	5,016	0.5%	4,552	0.5%	15,045	0.5%	13,237	0.5%
Impairment of assets	—	0.0%	115	0.0%	2,255	0.1%	644	0.0%
Income from operations	61,156	5.6%	49,020	5.1%	153,732	5.1%	126,552	4.6%
Other income (expense)
Interest expense	(5,744)	(0.5)%	(5,773)	(0.6)%	(17,880)	(0.6)%	(17,385)	(0.6)%
Other income, net	3,289	0.3%	3,540	0.4%	9,128	0.3%	10,159	0.4%
Income before income taxes	58,701	5.4%	46,787	4.9%	144,980	4.8%	119,326	4.4%
Income tax expense	13,806	1.3%	13,190	1.4%	34,434	1.2%	29,680	1.1%
Net income	$44,895	4.1%	$33,597	3.5%	$110,546	3.7%	$89,646	3.3%
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
For the three months ended September 30, 2020, net sales increased $126.1 million, or 13.1%, to $1,090.3 million from $964.2 million during the three months ended September 30, 2019. We estimate that net sales increased 10.0% from price inflation within the lumber and lumber sheet goods and structural components product categories, 3.5% from the Recent Acquisitions and 0.6% from other organic growth, partially offset by a decrease of 1.0% from closed facilities. Other organic growth was negatively impacted by the COVID-19 pandemic, particularly in jurisdictions that implemented restrictions on construction activity.
We estimate approximately 74% of our net sales for the three months ended September 30, 2020 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 17.3% for the three months ended September 30, 2020 compared to the same period in the prior year, while single-family houses completed increased approximately 6.1% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 14.4% in the aggregate and net sales to multi-family, commercial and other contractors increased 4.6%.
The following table shows net sales classified by major product category:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Millwork, doors & windows	$299,812	27.5%	$285,750	29.6%	4.9%
Structural components	185,910	17.1%	175,344	18.2%	6.0%
Lumber & lumber sheet goods	383,626	35.2%	274,908	28.5%	39.5%
Other building products & services	220,995	20.2%	228,247	23.7%	(3.2)%
Total net sales	$1,090,343	100.0%	$964,249	100.0%	13.1%
The increase in net sales in our lumber and lumber sheet goods product category was primarily related to commodity price inflation.

Cost of sales
For the three months ended September 30, 2020, cost of sales increased $107.8 million, or 15.2%, to $817.3 million from $709.5 million during the three months ended September 30, 2019. We estimate our cost of sales increased 11.2% as a result of commodity cost inflation, 3.3% from the Recent Acquisitions and 1.8% from other organic growth, partially offset by a decrease of 1.1% from closed facilities.
Gross profit
For the three months ended September 30, 2020, gross profit increased $18.3 million, or 7.2%, to $273.1 million from $254.8 million for the three months ended September 30, 2019, driven primarily by commodity price increases and the Recent Acquisitions. Our gross margin was 25.0% for the three months ended September 30, 2020 and 26.4% for the three months ended September 30, 2019. This decrease was primarily due to a decrease in the gross margin in the lumber and lumber sheet goods and structural components product categories, and a higher percentage of total net sales being derived from lumber and lumber sheet goods. Gross margins in our lumber and lumber sheet goods and structural components product categories were lower due to a significant increase in commodity costs, which increased at a faster rate than our average selling prices.
For the three months ended September 30, 2020:
•selling, general and administrative expenses were $195.1 million, an increase of $4.6 million, or 2.4%, from $190.6 million for the three months ended September 30, 2019. This increase was primarily related to an increase of approximately $8.5 million from costs incurred in relation to the Merger described in “-Merger Agreement with Builders FirstSource, Inc.” above and $7.6 million related to selling, general and administrative expenses of the Recent Acquisitions. These increases were offset by an $11.5 million decrease in other selling, general and administrative expenses, primarily related to employee wages, benefits and other employee-related costs, as well as lower fuel costs.
•depreciation expense was $11.8 million compared to $10.5 million for the three months ended September 30, 2019. This increase resulted from the depreciation of assets placed into service.
•amortization expense was $5.0 million compared to $4.6 million for the three months ended September 30, 2019. This increase resulted from the amortization of intangible assets acquired in the Recent Acquisitions.
We expect our selling, general and administrative expenses to continue to be impacted by the COVID-19 pandemic as we have implemented measures to reduce our operating expenses to preserve liquidity. While certain cost reduction measures, such as permanent headcount reductions, are more permanent in nature, others, such as reductions in travel and certain other costs, are more temporary in nature. Further, certain variable costs, such as commissions, will fluctuate with changes in net sales. It is also possible that bad debt expense may increase if the effects of COVID-19 impact our customers’ liquidity and their ability to pay our outstanding receivables. We also anticipate incurring additional selling, general and administrative expenses in connection with the Merger through the Effective Time. As such, our selling, general and administrative expenses may increase in the future compared to the three months ended September 30, 2020 due to these factors, among others.
Interest expense
For the three months ended September 30, 2020 and 2019, interest expense was $5.7 million and $5.8 million, respectively. Non-cash amortization of debt issuance costs, which is included in interest expense, was $0.3 million for the three months ended September 30, 2020 and 2019.
Other income, net
For the three months ended September 30, 2020 and 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $3.3 million and $3.5 million, respectively.

Income tax
For the three months ended September 30, 2020, income tax expense was $13.8 million compared to $13.2 million for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was 23.5%, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible Merger-related costs. The effective tax rate for the three months ended September 30, 2019 was 28.2%, which varied from the federal statutory rate of 21% primarily due to state income taxes and an out of period adjustment.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Net sales
For the nine months ended September 30, 2020, net sales increased $255.1 million, or 9.3%, to $2,991.1 million from $2,736.0 million during the nine months ended September 30, 2019. We estimate that net sales increased 4.4% from the 2019 Acquisitions, 4.1% from price inflation within the lumber and lumber sheet goods and structural components product categories, 1.0% from other organic growth and 0.6% from an additional selling day versus the prior year period, partially offset by a decrease of 0.8% from closed facilities. Other organic growth was negatively impacted by the effects of the COVID-19 pandemic, particularly in jurisdictions that implemented restrictions on construction activity.
We estimate approximately 73% of our net sales for the nine months ended September 30, 2020 were to customers engaged in new single-family construction. According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 6.3% for the nine months ended September 30, 2020 compared to the same period in the prior year, while single-family houses completed increased approximately 3.4% during the same period. We estimate that net sales to single-family homebuilders and remodeling contractors increased 7.8% in the aggregate and net sales to multi-family, commercial and other contractors increased 19.5%.
The following table shows net sales classified by major product category:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in thousands)	Net Sales	% of Sales	Net Sales	% of Sales	% Change
Millwork, doors & windows	$883,480	29.5%	$796,807	29.1%	10.9%
Structural components	510,789	17.1%	483,575	17.7%	5.6%
Lumber & lumber sheet goods	935,582	31.3%	798,722	29.2%	17.1%
Other building products & services	661,267	22.1%	656,925	24.0%	0.7%
Total net sales	$2,991,118	100.0%	$2,736,029	100.0%	9.3%
The increase in net sales in our millwork, doors and windows product category was primarily related to the 2019 Acquisitions and other organic growth. The increase in net sales in our lumber and lumber sheet goods product category was primarily related to commodity price inflation.
Cost of sales
For the nine months ended September 30, 2020, cost of sales increased $208.7 million, or 10.3%, to $2,228.1 million from $2,019.4 million during the nine months ended September 30, 2019. We estimate our cost of sales increased 4.8% as a result of commodity cost inflation, 4.3% from the 2019 Acquisitions, 1.4% from other organic growth and 0.6% from an additional selling day versus the prior year period, partially offset by a decrease of 0.8% from closed facilities.
Gross profit
For the nine months ended September 30, 2020, gross profit increased $46.4 million, or 6.5%, to $763.0 million from $716.7 million for the nine months ended September 30, 2019, driven primarily by the 2019 Acquisitions, commodity price inflation and other organic growth. Our gross margin was 25.5% for the nine months ended September 30, 2020 and 26.2% for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in the gross margin in the lumber and lumber sheet goods and structural components product categories, and a higher percentage of total net sales being derived from lumber and lumber sheet goods. Gross margins in our lumber and lumber sheet goods and structural components product categories were lower due to a significant increase in commodity costs, which increased at a faster rate than our average selling prices.

Operating expenses
For the nine months ended September 30, 2020:
•selling, general and administrative expenses were $557.0 million, up $10.9 million, or 2.0%, from $546.1 million for the nine months ended September 30, 2019. Excluding the $4.3 million impact of an out of period correction during the nine months ended September 30, 2019, selling, general and administrative expenses increased $15.2 million. Other factors impacting selling, general and administrative expense were an increase of $27.3 million from selling, general and administrative expenses of the 2019 Acquisitions and $9.2 million of Merger-related costs in relation to the Merger described in “-Merger Agreement with Builders FirstSource, Inc.” above. These increases were offset by an $21.3 million decrease in other selling, general and administrative expenses, primarily related to employee wages, benefits and other employee-related costs, as well as lower fuel costs.
•depreciation expense was $35.0 million compared to $30.1 million for the nine months ended September 30, 2019. This increase resulted from the depreciation of assets placed into service.
•amortization expense was $15.0 million compared to $13.2 million for the nine months ended September 30, 2019. This increase resulted from the amortization of intangible assets acquired in the 2019 Acquisitions.
•the Company recognized asset impairment charges of $2.3 million related to the closure or relocation of the operations of certain of the Company’s facilities, which were not related to the COVD-19 pandemic. For the nine months ended September 30, 2019, the Company recognized asset impairment charges of $0.6 million related to the relocation of the operations of certain of the Company’s facilities.
Interest expense
For the nine months ended September 30, 2020 and 2019, interest expense was $17.9 million and $17.4 million, respectively. This increase was primarily related to interest expense from precautionary borrowings made under our revolving credit facility during the three months ended March 31, 2020, which were repaid during the three months ended June 30, 2020. Non-cash amortization of debt issuance costs, which is included in interest expense, was $1.0 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Other income, net
For the nine months ended September 30, 2020 and 2019, other income, net, which was derived primarily from state and local tax incentive programs, interest income and service charges assessed on past due accounts receivable, was $9.1 million and $10.2 million, respectively. This decrease was primarily due to a decrease in interest income.
Income tax
For the nine months ended September 30, 2020, income tax expense was $34.4 million compared to $29.7 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was 23.8%, which varied from the federal statutory rate of 21% primarily due to state income taxes and nondeductible Merger-related costs. The effective tax rate for the nine months ended September 30, 2019 was 24.9%, which varied from the federal statutory rate of 21% primarily due to state income taxes and an out of period adjustment.

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
In light of the uncertainty around COVID-19, including its impact on financial and capital markets, as a precautionary measure and to increase cash on hand and financial flexibility, we borrowed $144.0 million under our revolving credit facility during the three months ended March 31, 2020. We repaid the $144.0 million borrowing during the three months ended June 30, 2020. Our liquidity at September 30, 2020 was $648.5 million, which included $286.2 million in cash and cash equivalent and $362.3 million of unused borrowing capacity under our Revolver.
We have taken steps to preserve our liquidity in response to the COVID-19 pandemic, including, but not limited to, postponing certain growth-related capital projects and share repurchases, reducing operating expenses, reducing associate staffing levels, reducing or eliminating certain other costs and actively managing working capital. We have utilized, and plan to continue utilizing, certain benefits of the CARES Act to preserve our liquidity, including the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. We estimate that this will defer approximately $23 million of payments that would have been paid during 2020, such that under the CARES Act, approximately $11.5 million will now be paid on December 31, 2021 and the remaining $11.5 million will be paid on December 31, 2022. We currently believe that these measures and any others we may determine to take in the future to preserve our cash flows from operations, combined with our current cash levels and available borrowing capacity, will provide sufficient liquidity to fund debt service requirements and support our ongoing operations, lease obligations and working capital for at least the next 12 months. However, due to the unpredictable and unprecedented nature of the pandemic and its impacts, it is impractical to identify all potential risks to or estimate the ultimate adverse impact on our liquidity needs and cash flows in the next 12 months and beyond.
In November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2020 or may be suspended or discontinued at any time. During the nine months ended September 30, 2020, the Company repurchased 0.1 million shares at a weighted average price of $16.20 per share for a total cost of $1.4 million. Under the Merger Agreement described in “-Merger Agreement with Builders FirstSource, Inc.” above, the Company has generally agreed not to make any share repurchases prior to the Effective Time.

Historical Cash Flow Information
Net current assets
Net current assets (current assets less current liabilities) were $676.8 million and $538.3 million as of September 30, 2020 and December 31, 2019, respectively, as summarized in the following table:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$286,221	$165,496
Accounts receivable, net of allowances	393,735	325,741
Inventories	413,031	331,969
Other current assets	112,661	106,447
Accounts payable, accrued expenses and other current liabilities	(498,053)	(359,650)
Current portion of long-term debt and finance lease obligations	(3,210)	(5,577)
Current portion of operating lease liabilities	(27,635)	(26,147)
Total net current assets	$676,750	$538,279
Accounts receivable, net of allowances, increased $68.0 million from December 31, 2019 to September 30, 2020 primarily due to seasonal increases in sales and higher selling prices due to commodity price inflation. Days sales outstanding (measured against net sales in the current fiscal quarter of each period) were 33 days at December 31, 2019 and September 30, 2020.

Inventories increased $81.1 million from December 31, 2019 to September 30, 2020 primarily due to commodity price inflation. Inventory days on hand (measured against cost of sales in the current fiscal quarter of each period) were 46 days and 45 days at December 31, 2019 and September 30, 2020, respectively.

Accounts payable, accrued expenses and other current liabilities increased $138.4 million from December 31, 2019 to September 30, 2020 primarily due to an increase in accounts payable related to increased inventory purchases in connection with commodity price inflation and seasonally higher sales volumes.

Cash flows from operating activities
Net cash provided by operating activities was $207.2 million and $198.4 million for the nine months ended September 30, 2020 and 2019, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net income	$110,546	$89,646
Non-cash expenses	74,686	63,735
Change in deferred income taxes	7,418	4,857
Change in working capital and other assets and liabilities	14,544	40,179
Net cash provided by operating activities	$207,194	$198,417
Net cash provided by operating activities increased by $8.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily related to the steps taken to preserve liquidity discussed above, including, but not limited to, reducing operating expenses, reducing associate staffing levels and reducing or eliminating certain other costs, as well as an increase of $15.1 million due to the temporary suspension of certain payment requirements for the employer portion of Social Security taxes under the CARES Act. These increases were partially offset by an increase in cash paid for inventory due to commodity price inflation.
Cash flows from investing activities
Net cash used in investing activities was $69.8 million and $148.8 million for the nine months ended September 30, 2020 and 2019, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Purchases of property, equipment and real estate	$(71,037)	$(67,582)
Proceeds from sale of property, equipment and real estate	1,258	4,444
Purchases of businesses, net of cash acquired	—	(85,780)
Insurance proceeds	—	107
Net cash used in investing activities	$(69,779)	$(148,811)
Cash used for the purchase of property, equipment and real estate for the nine months ended September 30, 2020 and 2019 resulted primarily from the purchase of vehicles and equipment to support increased sales volume and replace aged assets, and facility, technology and automation investments to support our operations. Proceeds from the sale of property, equipment and real estate during the nine months ended September 30, 2019 related primarily to the sale of real estate of $3.6 million.
Purchases of businesses, net of cash acquired, for the nine months ended September 30, 2019, related to the cash paid at closing for the Barefoot, Locust Lumber, Kingston Lumber, Heritage One and Colorado Fasteners acquisitions.
During the nine months ended September 30, 2019, the Company received insurance proceeds related to a fire at one of the Company’s facilities during 2015.
Cash flows from financing activities
Net cash used in financing activities was $16.7 million and $27.1 million for the nine months ended September 30, 2020 and 2019, respectively, as summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net proceeds from Revolver	$—	$—
Repurchases of common stock under share repurchase program	(1,416)	(16,446)
Payments on finance lease obligations	(4,613)	(5,094)
Other financing activities, net	(10,661)	(5,530)
Net cash used in financing activities	$(16,690)	$(27,070)

In light of the uncertainty around COVID-19, including its impact on financial and capital markets, as a precautionary measure and to increase cash on hand and financial flexibility, we borrowed $144.0 million under our revolving credit facility during the three months ended March 31, 2020. We repaid the $144.0 million borrowing during the three months ended June 30, 2020.
Under the $75.0 million share repurchase program authorized by the Company’s board of directors, the Company repurchased 0.1 million shares at a weighted average price of $16.20 during the nine months ended September 30, 2020 and 1.0 million shares at a weighted average price of $17.11 per share during nine months ended September 30, 2019.
Other financing activities, net includes proceeds from the exercise of stock options, net activity related to secured borrowings and repurchases of common stock in connection with the vesting of restricted stock unit awards. For the nine months ended September 30, 2020, other financing activities, net also included the release of the holdbacks for certain of the 2019 Acquisitions, net of a post-closing adjustment received. For the nine months ended September 30, 2019, other financing activities, net also included the release of the holdbacks for the W.E. Shone Co. and Barefoot acquisitions, the payment of the earnout provision for the Code Plus Components, LLC acquisition and payments of debt issuance costs related to an amendment to our Credit Agreement.
Capital expenditures
Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We have taken steps to preserve our liquidity in response to the COVID-19 pandemic, including, among others, postponing certain growth-related capital projects. We will continue to invest in safety and productivity-related capital expenditures. We expect our 2020 capital expenditures, net of proceeds from the sale of property, equipment and real estate, to be approximately $80.0 million to $90.0 million. For the nine months ended September 30, 2020, capital expenditures, net of proceeds from the sale of property, equipment and real estate, were $69.8 million, which were primarily related to vehicles and equipment to replace aged assets and support increased sales volume, and facility, technology and automation investments to support our operations.

Senior secured notes
On September 15, 2016, the Company issued $350.0 million of Senior Notes. The Senior Notes mature on October 1, 2024 and are secured by a first priority lien on certain assets of the Company and a second priority lien on the collateral that secures the Credit Agreement, which collectively approximates substantially all assets of the Company. The interest rate is fixed at 5.5% and is payable semiannually on April 1 and October 1. The indenture governing the Senior Notes (the “Indenture”) contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens and guarantees, investments, distributions to equity holders, asset sales and affiliate transactions. The Senior Notes were issued by BMC East, LLC, a 100% owned subsidiary of the Company, and are guaranteed by the Company and the other subsidiaries that guarantee the Credit Agreement. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. We were in compliance with all covenants under the Indenture as of September 30, 2020.

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

The Credit Agreement contains customary nonfinancial covenants, including restrictions on new indebtedness, issuance of liens, investments, distributions to equity holders, asset sales, affiliate transactions, merger transactions and entering into unrelated businesses. The Credit Agreement includes a financial covenant that requires us to maintain a minimum Fixed Charge

Coverage Ratio of 1.00:1:00, as defined therein. However, the covenant is only applicable if excess availability under the Credit Agreement is less than or equal to the greater of (i) $37.7 million and (ii) 10% of the line cap, and remains in effect until excess availability has been greater than the greater of (i) $37.7 million and (ii) 10% of the line cap for 30 consecutive days. While there can be no assurances, based upon our forecast, we do not expect the financial covenant to become applicable during the year ending December 31, 2020. We were in compliance with all covenants under the Credit Agreement as of September 30, 2020.
We had no outstanding borrowings with net availability of $362.3 million as of September 30, 2020. We had $61.6 million in letters of credit outstanding under the Credit Agreement as of September 30, 2020.

Contractual Obligations and Commercial Commitments
The Company was obligated under certain purchase commitments totaling approximately $11.7 million at September 30, 2020 that are non-cancellable, enforceable and legally binding on us. These purchase commitments consist primarily of obligations for vehicle purchases and facility improvements.

Off-Balance Sheet Arrangements
At September 30, 2020 and December 31, 2019, other than letters of credit issued under the Credit Agreement, we had no material off-balance sheet arrangements with unconsolidated entities.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A    RISK FACTORS
Except as set forth below with respect to certain matters related to the Merger and the COVID-19 pandemic, there have been no material changes to our risk factors from the risk factors disclosed in our 2019 Annual Report on Form 10-K.
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
Risks Relating to the Merger
Satisfying conditions to the completion of the Merger may prevent or delay completion of the Merger.
The Merger is subject to a number of conditions to completion as specified in the Merger Agreement. These conditions include, among others, (i) receipt of required stockholder approvals of both companies; (ii) approval for listing on Nasdaq, subject to official notice of issuance, of the shares of BLDR Common Stock to be issued as consideration in the Merger; (iii) the absence of any law or order that enjoins, prevents, makes illegal or prohibits the completion of the Merger or the Stock Issuance; (iv) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); and (v) the satisfaction of other customary closing conditions, including with respect to the accuracy representations and warranties, the performance in all material respects of specified obligations and the absence of a material adverse effect. No assurance can be given that the required stockholder, governmental and regulatory consents and approvals will be obtained or that the required conditions to the completion of the Merger will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Any delay in completing the Merger could have a material adverse effect on our business, financial condition, operating results and cash flows.

The parties must obtain certain regulatory approvals and clearances to complete the Merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair completion of the Merger or result in additional expenditures of money and resources.
Under the provisions of the HSR Act, the Merger may not be completed until the expiration of a statutory waiting period, or the early termination of that waiting period, following the parties’ filing of their respective notification and report forms. On September 10, 2020, Builders FirstSource and the Company each filed an HSR notification form with the U.S. Federal Trade Commission (the “FTC”), and the U.S. Department of Justice (the “DOJ”). On September 17, 2020, the DOJ received clearance to review the Merger. As part of the parties’ continuing cooperation with the regulatory review, in consultation with BMC, Builders FirstSource voluntarily withdrew its HSR Notification on October 13, 2020, and re-filed its HSR Notification on October 15, 2020 (the “Refiled Notification”). The waiting period under the HSR Act with respect to the Refiled Notification currently is scheduled to expire on November 16, 2020, unless extended by the issuance of a request for additional information and documentary materials or terminated earlier. The DOJ could also seek to enjoin completion of the Merger or impose conditions on its approval such as requiring the divestiture by Builders FirstSource or us of assets, businesses or product lines. If the statutory waiting period is extended, the completion of the Merger could be substantially delayed. A delay could, among other things, increase the chance that an event occurs that constitutes a material adverse effect with respect to either party or could otherwise cause the failure of a condition to the completion of the Merger or otherwise adversely impact our business.

Under the Merger Agreement, the parties generally must use their respective reasonable best efforts to obtain all regulatory approvals required to complete the Merger as soon as reasonably practicable. We and Builders FirstSource have agreed to divest, license, hold separate, or otherwise dispose of, or allow a third party to utilize, any portion of our or its business, assets or contracts or take any other action that may be required or requested by any governmental authority in connection with obtaining the consents, authorizations, orders, or approvals if reasonably necessary, proper or advisable so as to permit the completion of the Merger. However, neither we nor Builders FirstSource is required to divest or otherwise dispose of any portion of our or its business, assets or contracts or take any other action if such action (individually or in the aggregate) would reasonably be expected to have an adverse effect that is material to Builders FirstSource and its subsidiaries (including the Company and its subsidiaries), taken as a whole (after giving effect to the Merger and the other transactions contemplated by the Merger Agreement).

The Merger, including uncertainty regarding the Merger, may cause customers, suppliers or strategic partners to delay or defer decisions regarding our business, and may adversely affect our ability to effectively manage the business.
The Merger will happen only if the stated conditions are satisfied, including the receipt of the requisite stockholder approvals and the receipt of regulatory approvals, among other conditions. Many of the conditions are outside the parties’ control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause our customers, suppliers, vendors, strategic partners or others that deal with us to delay or defer entering into contracts or make other decisions concerning us, or to seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements or relationships could have a material adverse effect on our business, financial condition, operating results and cash flows.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.
The Merger Agreement restricts us from taking specified actions without Builders FirstSource’s consent and requires that we conduct our business in all material respects in the ordinary course of business, consistent with past practice, subject to certain exceptions related to COVID-19. These restrictions could impact our ability to pursue or make certain acquisitions, effect what we may consider appropriate changes to our business or organizational structure or otherwise pursue attractive business opportunities that may arise prior to the completion of the Merger, which could have the effect of, among other things, delaying or preventing these or other strategic actions. The effects of these restrictions and other adverse effects arising from the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement, any of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The announcement and pendency of the Merger will divert significant management resources to complete the Merger, which could disrupt and otherwise have an adverse effect on our business and financial results.
The announcement and pendency of the Merger could disrupt our business. Specifically, current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees. Additionally, management’s attention, which would otherwise have been devoted to the day-to-day operations, may be diverted toward the completion of the Merger. We have diverted significant management resources in an effort to complete the Merger and, as a result, if the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
Either we or Builders FirstSource may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by the outside date of May 26, 2021, which may be extended to August 26, 2021, and on such date, all of the conditions to the completion of the Merger (other than certain specified exceptions, including with respect to approval under the HSR Act), have been satisfied or duly waived. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay Builders FirstSource a termination fee of $66.0 million, including circumstances in which our board of directors effects a change of its recommendation regarding the Merger or we enter into an agreement with respect to a superior acquisition proposal following the termination of the Merger Agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger Agreement with Builders FirstSource, Inc.” Any termination of the Merger Agreement could have a material adverse effect on our business, financial condition, operating results and cash flows.

The termination of the Merger Agreement could negatively impact us.
If the Merger is not completed for any reason, including as a result of the failure to receive the requisite stockholder approvals, our ongoing business may be adversely affected and would be subject to a number of risks, including the following:

•negative reactions from the financial markets, including negative impacts on our stock price;
•negative reactions from our suppliers, customers, regulators and employees;
•the requirement to pay our costs relating to the Merger, such as investment banking, legal, financing and accounting costs and associated fees and expenses, whether or not the Merger is completed; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform their respective obligations under the Merger Agreement.

Failure to complete the Merger could have a material adverse effect on our business, financial condition, operating results and cash flows.

The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us.
The Merger Agreement contains non-solicitation provisions that restrict our ability to, among other things:

•solicit, initiate, knowingly facilitate or knowingly encourage (including by way of furnishing information), or take any other action designed to lead to, the submission by any person of an acquisition proposal;
•engage in, continue, knowingly facilitate, knowingly encourage or otherwise participate in any discussions or negotiations related to any acquisition proposal or provide any information to any person in connection with, or related to, any acquisition proposal;
•approve, endorse or recommend any acquisition proposal; or
•enter into any contract (including any letter of intent, agreement, agreement in principle or memorandum of understanding) or similar document or commitment related to an acquisition proposal.

Furthermore, there are only limited exceptions to the requirement under the Merger Agreement that our board of directors not change, withhold, withdraw, qualify, amend, or modify (or publicly propose to change, withhold, withdraw, qualify, amend, or modify) its recommendation. Although our board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the Merger Agreement, including submitting the Merger Agreement for stockholder approval, doing so would entitle Builders FirstSource to terminate the Merger Agreement and collect a $66.0 million termination fee from us. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the Exchange Ratio, or they could result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Lawsuits may be filed challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.
Governmental authorities or other third parties with appropriate standing may file litigation challenging the Merger and seeking an order enjoining or otherwise delaying or prohibiting the completion of the Merger. If any such litigation is successful, then such order may prevent the Merger from being completed, or from being completed within the expected time frame, any of which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Risks Relating to COVID-19
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

Our business has been adversely affected, and may be materially adversely affected, by the COVID-19 pandemic and the global impact. The Company’s, its customers’ and its suppliers’ businesses have generally been classified as “essential business” in most of the jurisdictions in which the Company operates, permitting the Company and its customers and suppliers to continue operations in most of the Company’s markets. However, there can be no assurance that our business or our customers’ and suppliers’ businesses will continue to be classified as “essential” in the future, or that we or they will not voluntarily limit or cease operations in one or more markets if we or they believe it is in our or their best interests. For example, in accordance with preventive measures we implemented, we significantly reduced operations during the second quarter of 2020 in the State of Washington, which represented approximately 5% of the Company’s net sales for the year ended December 31, 2019. We also temporarily reduced or otherwise limited operations in other jurisdictions, including Pennsylvania and portions of northern California that implemented restrictions on construction activity. Although these jurisdictions reopened in May and June 2020, we may need to make further reductions in operations in the future. Should there be an outbreak of COVID-19 among the Company’s employees at one or more of the Company’s facilities, we may need to significantly reduce or cease operations in response.

According to the U.S. Census Bureau, single-family housing starts in the South and West regions of the United States, which are our primary operating regions, increased approximately 17.3% for the three months ended September 30, 2020 compared to the same period in the prior year. However, the COVID-19 pandemic may have a material adverse impact in future periods on our customers and the homebuilding industry in general, as it may adversely affect, among other factors, employment levels, consumer spending and consumer confidence, which would decrease demand for homes and impact the creditworthiness of our customers.

To the extent our suppliers are negatively impacted by the COVID-19 pandemic, there could be disruptions in our supply chain, which could, among other impacts, limit our ability to deliver our products and services to our customers in a timely and cost-effective manner and meet recent increases in customer demand within the homebuilding industry, thereby adversely affecting our sales and profitability. For example, certain of our suppliers across our markets have either reduced or ceased production in some or all of their facilities in response to the COVID-19 outbreak. Recently, due in part to the continued impacts of COVID-19 on certain suppliers, the supply of certain products, including interior doors, lumber, structural panels, vinyl windows and EWP, has been significantly curtailed, increasing lead times. This, along with any further reductions in their production levels, may limit the supply or extend lead times of certain materials or to certain markets, which could, among other things, increase the cost of materials or limit our ability to procure the materials we need to fulfill customer demand. Additionally, we enter into arrangements with many of our suppliers providing for supplier rebates upon achievement of specified volume purchasing levels. Should we not achieve specified volume purchasing levels as a result of the impacts of COVID-19 and as such, reduce our supplier rebate income, our margins and profitability would be negatively impacted.

Similarly, due to the impact of the COVID-19 pandemic on lumber production of suppliers and the commodity markets in general, there was significant volatility in commodity prices during the three and nine months ended September 30, 2020. The average composite framing lumber prices and average composite structural panel prices began decreasing in the second half of March 2020 and continued to decrease until May 2020, when prices began to increase rapidly and continued to increase until October 2020. If we are unable to pass along these price increases to our customers, this could have a material adverse effect on our business, financial condition, operating results and cash flows. Excessive spikes in the market prices of certain building products, such as lumber, can also put negative pressure on our operating cash flows by requiring us to invest more in inventory.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

During November 2018, the Company’s board of directors authorized a $75.0 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market, subject to applicable laws, or through privately negotiated transactions. The repurchase program will expire on November 20, 2020 or may be suspended or discontinued at any time. Under the merger agreement described in “-Merger Agreement with Builders FirstSource, Inc.” above, the Company has generally agreed not to make any share repurchases prior to the Effective Time. There were no share repurchases during the three months ended September 30, 2020. As of September 30, 2020, the Company had approximately $54.2 million of capacity remaining under the current share repurchase authorization.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5    OTHER INFORMATION
None.

ITEM 6    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated August 26, 2020, by and among BMC Stock Holdings, Inc., Builders FirstSource, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the BMC Stock Holdings, Inc. Current Report on Form 8-K filed with the Commission on August 27, 2020 in Commission File No. 001-36050)

10.1#
Amended and Restated Employment Agreement, dated as of August 26, 2020, between David E. Flitman, Builders FirstSource, Inc., and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the BMC Stock Holdings, Inc. Current Report on Form 8-K filed with the Commission on August 27, 2020 in Commission File No. 001-36050)

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).
* Pursuant to Item 601(a)(5) of Regulation S-K promulgated under the Securities Act, the registrant has omitted the schedules to Exhibit 2.1. A copy of such schedules will be furnished supplementally to the Commission upon its request.

# Denotes management compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC STOCK HOLDINGS, INC.
Date: November 3, 2020	By:	/s/ James F. Major, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer and duly authorized officer)